Form 10-Q
period 1996-03-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1996-05-07
CIK 880958

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from________________to_____________

Commission file number 33-42360


            DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND

       (Exact name of registrant as specified in its charter)


      Delaware                                              13-3642323
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                          Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.                     10048
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (212) 392-5454




(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                           No

           DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       March 31, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         March 31, 1996 (Unaudited) and December 31, 1995...........2

         Statements of Operations for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited) .......................3

         Statement of Changes in Partners' Capital for
         the Quarters Ended March 31, 1996 and 1995
         (Unaudited)................................................4

         Statements of Cash Flows for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited)........................5

         Notes to Financial Statements (Unaudited)................6-10

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations............................................11-14


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................                                                   15
/TABLE

                   DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                        STATEMENTS OF FINANCIAL CONDITION

                                                                         March 31,                December 31,
                                                                           1996                       1995
                                                                             $                          $
                                                                        (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                  21,524,568                   23,419,888
   Net unrealized gain on open contracts                                    432,563                    1,234,614
   Net of option premiums                                                   280,750                       68,262

   Total Trading Equity                                                  22,237,881                   24,722,764

   Receivable from DWR                                                       75,860                       43,173
   Interest receivable (DWR)                                                 74,863                       86,133

   Total Assets                                                          22,388,604                   24,852,070


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                      233,565                      360,179
   Accrued management fees                                                   55,882                       61,428
   Accrued brokerage commissions (DWR)                                       24,367                       60,522
   Accrued administrative expenses                                            5,896                       20,150
   Accrued transaction fees and costs                                         5,146                        5,275

   Total Liabilities                                                        324,856                      507,554


Partners' Capital

   Limited Partners (29,035.799 and
    29,854.232 Units, respectively)                                      21,532,794                   23,774,361
   General Partner (715.962 Units)                                          530,954                      570,155

   Total Partners' Capital                                               22,063,748                   24,344,516

   Total Liabilities and Partners' Capital                               22,388,604                   24,852,070


NET ASSET VALUE PER UNIT                                                     741.59                       796.35



                                    The accompanying footnotes are an integral part
                                            of these financial statements.


                  DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                           STATEMENTS OF OPERATIONS
                                (Unaudited)



                                                                       For the Quarters Ended March 31,
                                                                         1996                    1995
                                                                           $                       $
REVENUES
   Trading profit (loss):
        Realized                                                          (403,225)             2,667,022
        Net change in unrealized                                          (802,051)             2,287,331

           Total Trading Results                                        (1,205,276)             4,954,353

        Interest Income (DWR)                                              230,531                317,898

           Total Revenues                                                 (974,745)             5,272,251

EXPENSES

        Brokerage commissions (DWR)                                      431,400                  533,457
        Management fees                                                  178,048                  217,478
        Transaction fees and costs                                        42,136                   53,716
        Administrative expenses                                           14,760                   13,599

          Total Expenses                                                 666,344                  818,250


NET INCOME (LOSS)                                                     (1,641,089)               4,454,001


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                              (1,601,888)               4,373,236
        General Partner                                                  (39,201)                  80,765

NET INCOME (LOSS) PER UNIT

        Limited Partners                                                  (54.76)                  112.81
        General Partner                                                   (54.76)                  112.81


                                    The accompanying footnotes are an integral part
                                            of these financial statements.



                         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO
                       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                      For the Quarters Ended March 31, 1996 and 1995
                                      (Unaudited)



                                                  Units of
                                                 Partnership          Limited           General
                                                  Interest           Partners           Partner            Total

Partners' Capital
December 31, 1994                                41,985.791        $28,148,186         $488,324        $28,636,510

Net Income                                           -               4,373,236           80,765          4,454,001

Redemptions                                       (2,959.540)       (2,070,155)                -         (2,070,155)

Partners' Capital
March 31, 1995                                   39,026.251        $30,451,267         $569,089        $31,020,356






Partners' Capital
  December 31, 1995                               30,570.194       $23,774,361            $570,155      $24,344,516

Net Loss                                                   -        (1,601,888)            (39,201)      (1,641,089)

Redemptions                                         (818.433)         (639,679)                  -         (639,679)

Partners' Capital
  March 31, 1996                                  29,751.761       $21,532,794            $530,954      $22,063,748







             The accompanying footnotes are an integral part
                    of these financial statements.



                    DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)





                                                                              For the Quarters Ended March 31,

                                                                         1996                    1995
                                                                           $                       $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   (1,641,089)             4,454,001
   Noncash item included in net income (loss):
        Net change in unrealized                                          802,051             (2,287,331)

   (Increase) decrease in operating assets:
        Net option premiums                                              (212,488)               151,050
        Receivable from DWR                                               (32,687)                32,993
        Interest receivable (DWR)                                          11,270                  5,488
        Prepaid expenses                                                        -                 (9,363)

   Increase (decrease) in operating liabilities:
        Accrued management fees                                            (5,546)                 5,614
        Accrued brokerage commissions (DWR)                               (36,155)                18,883
        Accrued administrative expenses                                   (14,254)               (10,318)
        Accrued transaction fees and costs                                   (129)                 4,217


   Net cash provided by (used for) operating activities                (1,129,027)             2,365,234


CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease in redemptions payable                                       (126,614)              (338,603)
   Redemptions of units                                                  (639,679)            (2,070,155)

   Net cash used for financing activities                                (766,293)            (2,408,758)


   Net decrease in cash                                                (1,895,320)               (43,524)

   Balance at beginning of period                                       23,419,888            27,713,770

   Balance at end of period                                             21,524,568            27,670,246



                        The accompanying footnotes are an integral part
                               of these financial statements.


             DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                     NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.


1.  Organization
Dean Witter Global Perspective Portfolio Fund (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). Both DWR and the General Partner are wholly-owned
subsidiaries of Dean Witter, Discover & Co.   The General Partner
has retained Abacus Asset Management Inc., ELM Financial, Inc., EMC Capital Management, Inc., and Millburn Ridgefield Corporation as the trading advisors of the Partnership.



2.  Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

    DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
      NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



3.  Financial Instruments
The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specific date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996 open contracts were:
                                            Contract or
                                           Notional Amount
                                                 $

Exchange-Traded Contracts
Financial Futures:
 Commitments to Sell                      61,110,000
Commodity Futures:
Commitments to Purchase                   10,217,000
Foreign Futures:
 Commitments to Purchase                  12,448,000
 Commitments to Sell                      13,932,000
Off-Exchange-Traded Forward
 Currency Contracts
  Commitments to Purchase                 27,728,000
   Commitments to Sell                    33,835,000


A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
          NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $432,563 at March 31, 1996. Of this amount, $407,791 was related to exchange-traded futures contracts and $24,772 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through June 1997. Off-exchange-traded forward currency contracts held at March 31, 1996 mature through April 1996. The contract amounts in the above table represent the partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets is DWR. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gains on all open futures contracts which funds totaled $21,923,359 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

        DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
         NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




For the quarter ended March 31, 1996 the average fair value of financial instruments held for trading purposes was as follows:
                                       Assets      Liabilities
                                         $              $
Exchange-Traded Contracts:
Financial Futures                    56,765,000     84,357,000
Commodity Futures                     9,399,000        768,000
Foreign Futures                      49,813,000     13,244,000
Off-Exchange-Traded Forward
 Currency Contracts                  33,780,000     44,883,162

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures and forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter Ended March 31, 1996
For the Quarter ended March 31, 1996, the Partnership's total trading losses net of interest income were $974,745. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant losses were recorded during February as dramatic price trend reversals were experienced in several key market sectors, particularly the currency and financial futures markets. In the currency markets, sharp and sudden move higher in the value of the Japanese yen, German mark and Swiss franc resulted in losses for the Fund's previously established short positions in these currencies. Trading in global financial futures during February resulted in additional losses as the previous upward trend in interest rate and stock index futures prices reversed dramatically lower. As a result, losses were recorded primarily in European financial futures. Smaller losses were recorded in traditional commodities during the quarter as metals and soft commodities prices moved in a trendless pattern during both February and March and from trading in global financial futures during March. A portion of these losses was offset by gains recorded from currency trading during January as short positions in the Japanese yen and most major European currencies profited from a decline in the value of these currencies relative to the U.S. dollar. Additional profits during January were recorded from long positions in European bond futures as prices moved higher.
Currency trading during March also helped in offsetting losses for the quarter as transactions involving the Japanese yen and Australian dollar were profitable. Total expenses for the quarter were $666,344 resulting in a net loss of $1,641,089. The value of an individual Unit in the Partnership decreased from $796.35 at December 31, 1995 to $741.59 at March 31, 1996.

For the Quarter Ended March 31, 1995
For the Quarter ended March 31, 1995, the Partnership's total trading revenues including interest income were $5,272,251. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant losses were recorded during February and March in the currency markets as a result of a decrease in value of the U.S. dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc. Additional gains were recorded in the financial futures markets as a result of trading Japanese bond, U.S. interest rate, Nikkei stock index and S&P 500 futures. Smaller trading losses in the metals, agricultural, international and energy markets offset a portion of overall gains for the quarter. Total expenses for the quarter were $818,250 generating net income of $4,454,001. The value of an individual Unit in the Partnership increased from $682.05 at December 31, 1994 to $794.86 at March 31, 1995.

               PART II. OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K

    A)      Exhibits.

            None.

   B)      Reports on Form 8-K. - None.

                                                       SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    Dean Witter Global Perspective
                                         Portfolio Fund
                                         (Registrant)

                                    By: Demeter Management Corporation
                                        (General Partner)

May 15, 1996                        By:/s/ Patti L. Behnke
                                           Patti L. Behnke
                                           Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.