Form 10-Q
period 1996-06-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1996-08-12
CIK 880958

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1996 or

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

                                        INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         June 30, 1996 (Unaudited) and December 31, 1995............2

         Statements of Operations for the Quarters Ended
         June 30, 1996 and 1995 (Unaudited)..........................3

         Statements of Operations for the Six Months
         Ended June 30, 1996 and 1995 (Unaudited)....................4

         Statements of Changes in Partners' Capital for
         the Six Months Ended June 30, 1996 and 1995 (Unaudited).....5

         Statements of Cash Flows for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited)..........................6

         Notes to Financial Statements (Unaudited).................7-11

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations............................................12-16


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................      17

                                     DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                                           STATEMENTS OF FINANCIAL CONDITION


                                                                         June 30,                 December 31,
                                                                           1996                       1995
                                                                             $                          $
                                                                        (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
    Cash                                                                20,280,901                  23,419,888
    Net unrealized gain on open contracts                                1,084,799                   1,234,614
    Net option premiums                                                    209,930                      68,262

    Total Trading Equity                                                21,575,630                  24,722,764

    Receivable from DWR                                                    122,977                      43,173
    Interest receivable (DWR)                                               73,340                      86,133

    Total Assets                                                        21,771,947                  24,852,070


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Redemptions payable                                                  1,135,447                     360,179
    Accrued brokerage commissions (DWR)                                     57,211                      60,522
    Accrued management fees                                                 54,218                      61,428
    Accrued administrative expenses                                         19,837                      20,150
    Accrued transaction fees and costs                                       7,509                       5,275

    Total Liabilities                                                    1,274,222                     507,554


Partners' Capital

    Limited Partners (26,516.629 and
     29,854.232 Units, respectively)                                    19,958,827                  23,774,361
    General Partner (715.962 Units)                                        538,898                     570,155

    Total Partners' Capital                                             20,497,725                  24,344,516

    Total Liabilities and Partners' Capital                             21,771,947                  24,852,070

NET ASSET VALUE PER UNIT                                                    752.69                      796.35



                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                     DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                                               STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                       For the Quarters Ended June 30,

                                                                         1996                   1995
                                                                           $                      $
REVENUES
    Trading profit (loss):
         Realized                                                        140,914              5,079,920
         Net change in unrealized                                        652,237             (2,489,641)

           Total Trading Results                                         793,151              2,590,279

         Interest Income (DWR)                                           224,138                349,438

           Total Revenues                                              1,017,289              2,939,717


EXPENSES

         Brokerage commissions (DWR)                                     452,880                542,423
         Management fees                                                 167,708                245,690
         Transaction fees and costs                                       41,219                 91,527
         Administrative expenses                                          13,941                 17,023

           Total Expenses                                                675,748                896,663

NET INCOME                                                               341,541              2,043,054


NET INCOME ALLOCATION

         Limited Partners                                                333,597              2,005,545
         General Partner                                                   7,944                 37,509


NET INCOME PER UNIT

         Limited Partners                                                  11.10                  52.39
         General Partner                                                   11.10                  52.39



                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                     DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                                               STATEMENTS OF OPERATIONS
                                                     (Unaudited)





                                                                      For the Six Months Ended June 30,

                                                                         1996                   1995
                                                                           $                      $



REVENUES
    Trading profit (loss):
         Realized                                                      (262,311)                 7,746,942
         Net change in unrealized                                      (149,815)                  (202,311)

           Total Trading Results                                       (412,126)                  7,544,631

         Interest Income (DWR)                                          454,670                    667,337

           Total Revenues                                                42,544                  8,211,968


EXPENSES

         Brokerage commissions (DWR)                                    884,280                  1,075,880
         Management fees                                                345,756                    463,168
         Transaction fees and costs                                      83,355                    145,243
         Administrative expenses                                         28,701                     30,622

           Total Expenses                                             1,342,092                  1,714,913

NET INCOME (LOSS)                                                    (1,299,548)                 6,497,055


NET INCOME (LOSS) ALLOCATION

         Limited Partners                                            (1,268,291)                 6,378,781
         General Partner                                                (31,257)                   118,274


NET INCOME (LOSS) PER UNIT

         Limited Partners                                                (43.66)                    165.20
         General Partner                                                 (43.66)                    165.20


                                    The accompanying footnotes are an integral part
                                            of these financial statements.


                                     DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                    For the Six Months Ended June 30, 1996 and 1995
                                                      (Unaudited)


                                                  Units of
                                                 Partnership         Limited            General
                                                  Interest          Partners            Partner           Total

Partners' Capital
  December 31, 1994                              41,985.791       $28,148,186          $488,324       $28,636,510

Net Income                                           -              6,378,781           118,274         6,497,055

Redemptions                                      (4,399.534)       (3,288,657)                -        (3,288,657)

Partners' Capital
  June 30, 1995                                  37,586.257        $31,238,310         $606,598        $31,844,908





Partners' Capital
   December 31, 1995                             30,570.194       $23,774,361         $570,155         $24,344,516

Net Loss                                                  -        (1,268,291)         (31,257)         (1,299,548)

Redemptions                                      (3,337.603)       (2,547,243)               -          (2,547,243)

Partners' Capital
   June 30, 1996                                 27,232.591       $19,958,827         $538,898         $20,497,725






             The accompanying footnotes are an integral part
                        of these financial statements.


                     DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                      For the Six Months Ended June 30,

                                                                         1996                   1995
                                                                           $                      $
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                (1,299,548)              6,497,055
    Noncash item included in net income (loss):
         Net change in unrealized                                       149,815                  202,311

    (Increase) decrease in operating assets:
         Net option premiums paid                                      (141,668)                145,372
         Receivable from DWR                                            (79,804)                (11,752)
         Interest receivable (DWR)                                       12,793                     631

    Increase (decrease) in operating liabilities:
         Accrued brokerage commissions (DWR)                             (3,311)                 13,244
         Accrued management fees                                         (7,210)                  6,552
         Accrued administrative expenses                                   (313)                 (2,658)
         Accrued transaction fees and costs                               2,234                   5,336



    Net cash provided by (used for) operating activities             (1,367,012)              6,856,091


CASH FLOWS FROM FINANCING ACTIVITIES

    Increase (decrease) in redemptions payable                           775,268               (594,191)
    Redemptions of units                                              (2,547,243)            (3,288,657)

    Net cash used for financing activities                            (1,771,975)            (3,882,848)


    Net increase (decrease) in cash                                   (3,138,987)             2,973,243

    Balance at beginning of period                                    23,419,888             27,713,770

    Balance at end of period                                          20,280,901             30,687,013





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


1.  Organization
Dean Witter Global Perspective Portfolio Fund (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). Both the General Partner and DWR are wholly-owned
subsidiaries of Dean Witter, Discover & Co.   The General Partner
has retained Abacus Asset Management Inc., ELM Financial, Inc., EMC Capital Management, Inc., and Millburn Ridgefield Corporation as the trading advisors of the Partnership.


2.  Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


3.  Financial Instruments
The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                33,921,000
   Commitments to Sell                    30,284,000
 Commodity Futures:
   Commitments to Purchase                 8,037,000
   Commitments to Sell                     9,314,000
 Foreign Futures:
   Commitments to Purchase                   182,000
   Commitments to Sell                       182,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                41,678,000
   Commitments to Sell                    37,805,000

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,084,799 at June 30, 1996. Of this amount, $1,090,967 related to exchange-traded futures contracts and ($6,168) related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through March 1997. Off-exchange-traded-forward currency contracts held by the Partnership at June 30, 1996 mature through July 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded-futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures and options including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $21,371,868 at June 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

                   DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                     NOTES TO FINANCIAL STATEMENTS -(CONCLUDED)




For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                             Assets         Liabilities
                                               $               $

Exchange-Traded Contracts:
  Financial Futures                        44,770,000       74,484,000
  Commodity Futures                         8,361,000        3,036,000
  Foreign Futures                          38,522,000       14,326,000
Off-Exchange-Traded Forward
 Currency Contracts                        36,174,000       44,981,000




4.  Subsequent Event

Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership will be capped at .65% per month of adjusted Net Assets as defined in the Limited Partnership Agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures contracts, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures, forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the Partnership's total trading revenues including interest income were $1,017,289. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the currency markets as a decline in the value of the German mark and Swiss franc relative to the U.S. dollar resulted in profits for short German mark and Swiss franc positions. In the energy markets, gains were recorded from long natural gas futures positions as prices moved higher during June. Additional trading gains were experienced in the metals markets during June from short copper futures positions as prices moved sharply lower on news of significant losses by Sumitomo Corporation. In the agricultural markets, trading gains were recorded from long wheat and corn futures positions, as prices in these markets moved higher. Gains in soft commodities from short cotton futures positions during May and June more than offset losses experienced in coffee, orange juice and cocoa during April. A portion of overall gains for the quarter was offset by losses in the financial futures markets from global interest rate and stock index futures trading as prices in these markets were trendless throughout the quarter. Total expenses for the quarter were $675,748, resulting in net income of $341,541. The value of an individual Unit in the Partnership increased from $741.59 at March 31, 1996 to $752.69 at June 30, 1996.

For the six months ended June 30, 1996, the Partnership's total trading revenues including interest income were $42,544. During the first half of the year, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in the financial futures markets during February as a sharp reversal downward was experienced in global bond futures prices. Additional losses were recorded in non-U.S. interest rate and global stock index futures between March and June as trendless price movement followed. Losses were also recorded in soft commodities as prices moved in a choppy pattern during the first quarter. However, gains from short cotton futures positions during May and June helped to mitigate these losses. Gains were recorded in the currency markets during April from short German mark and Swiss franc positions, as well as from trading other European currencies. Smaller gains experienced from transactions involving the Japanese yen offset a portion of overall losses. Smaller gains were also recorded in the agricultural markets from trading wheat and corn futures during April and May, as rising prices resulted in profits for the Fund's long positions. In the energy markets, gains from trading natural gas futures during June more than offset losses incurred during May from trading unleaded gas and crude oil futures. In metals, gains from short copper futures positions during June more than offset losses from trendless price movement in other base metals during the first quarter. Total expenses for the period were $1,342,092, resulting in a net loss of $1,299,548. The value of an individual Unit in the Partnership decreased from $796.35 at December 31, 1995 to $752.69 at June 30, 1996.

For the Quarter and Six Months Ended June 30, 1995
For the Quarter ended June 30, 1995, the Partnership's total revenues including interest income were $2,939,717. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in global financial futures. As bond prices continued their upward trend, the Partnership was able to post gains in April and May from trading in interest rate futures. Gains were recorded in U.S. Treasury bond and Treasury note futures, as well as in Japanese government bond, European bond and Australian bond futures. Gains were also recorded in U.S. and British stock index futures, as stock prices also continued their upward trend. Smaller gains in coffee futures were recorded in the latter half of June as coffee prices moved lower. Losses in agricultural, metals, currency and energy futures offset a portion of the Partnership's gains for the quarter. Total expenses for the quarter were $896,663 resulting in net income of $2,043,054. The value of an individual Unit in the Partnership increased from $794.86 at March 31, 1995 to $847.25 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total revenues including interest income were $8,211,968. During the first six months, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in global financial futures. Global interest rate futures prices trended higher between February and May, allowing the Partnership to record gains in U.S. Treasury bond and Treasury note, Japanese government bond and Australian bond futures. Gains were also recorded in U.S., Japanese and British stock index futures during the quarter. Gains from currency trading were recorded in February, March and April as the Japanese yen and the major European currencies trended higher versus the U.S. dollar. Smaller gains recorded in coffee and crude oil futures contributed to the Partnership's overall gains. Losses experienced in the soybean products, heating oil, precious metals, sugar and corn offset a portion of the Partnership's gains for the first half of the year. Total expenses for the period were $1,714,913, resulting in net income of $6,497,055. The value of an individual Unit in the Partnership increased from $682.05 at December 31, 1994 to $847.25 at June 30, 1995.


                 PART II. OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K

               A)     Exhibits - None.

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




                                Dean Witter Global Perspective
                                     Portfolio Fund
                                    (Registrant)

                                By: Demeter Management Corporation
                                    (General Partner)

August 12, 1996                By:
                                    Patti L. Behnke
                                    Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.