Form 10-Q
period 1996-09-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1996-11-12
CIK 880958

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1996 or

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

                                        INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                  September 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         September 30, 1996 (Unaudited) and December 31, 1995.........2

         Statements of Operations for the Quarters Ended
         September 30, 1996 and 1995 (Unaudited)......................3

         Statements of Operations for the Nine Months
         Ended September 30, 1996 and 1995 (Unaudited)................4

         Statements of Changes in Partners' Capital for
         the Nine Months Ended September 30, 1996 and 1995
         (Unaudited)..................................................5

         Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited)......................6

         Notes to Financial Statements (Unaudited).................7-12

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations............................................13-17


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................         18

                                     DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                                           STATEMENTS OF FINANCIAL CONDITION


                                                                       September 30,              December 31,
                                                                           1996                       1995
                                                                             $                          $
                                                                        (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
    Cash                                                                 17,716,992                 23,419,888
    Net unrealized gain on open contracts                                 2,269,755                  1,234,614
    Net option premiums                                                     220,935                     68,262

    Total Trading Equity                                                 20,207,682                 24,722,764

Receivable from DWR                                                         195,243                     43,173
Interest receivable (DWR)                                                    63,793                     86,133

    Total Assets                                                         20,466,718                 24,852,070


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Redemptions payable                                                     312,321                    360,179
    Accrued brokerage commissions (DWR)                                      99,118                     60,522
    Accrued management fees                                                  50,813                     61,428
    Accrued administrative expenses                                          32,467                     20,150
    Accrued transaction fees and costs                                        9,718                      5,275

    Total Liabilities                                                       504,437                    507,554


Partners' Capital

    Limited Partners (25,314.043 and
     29,854.232 Units, respectively)                                     19,413,214                 23,774,361
    General Partner (715.962 Units)                                         549,067                    570,155

    Total Partners' Capital                                              19,962,281                 24,344,516

    Total Liabilities and Partners' Capital                              20,466,718                 24,852,070


NET ASSET VALUE PER UNIT                                                     766.90                     796.35

                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                     DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                                               STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                     For the Quarters Ended September 30,

                                                                         1996                   1995
                                                                           $                      $
REVENUES
    Trading profit (loss):
         Realized                                                       (379,310)              (713,439)
         Net change in unrealized                                      1,184,955               (973,254)

           Total Trading Results                                         805,645             (1,686,693)

    Interest Income (DWR)                                                200,663                323,332

           Total Revenues                                              1,006,308             (1,363,361)


EXPENSES

    Brokerage commissions (DWR)                                          414,301                477,013
    Management fees                                                      151,935                212,187
    Transaction fees and costs                                            59,535                 73,176
    Administrative expenses                                               12,630                 12,490

           Total Expenses                                                638,401                774,866

NET INCOME (LOSS)                                                        367,907             (2,138,227)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                                                     357,738             (2,096,324)
    General Partner                                                       10,169                (41,903)


NET INCOME (LOSS) PER UNIT

    Limited Partners                                                       14.21                 (58.53)
    General Partner                                                        14.21                 (58.53)



                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                     DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                                               STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                   For the Nine Months Ended September 30,

                                                                         1996                   1995
                                                                           $                      $



REVENUES
    Trading profit (loss):
         Realized                                                      (641,621)                  7,033,503
         Net change in unrealized                                     1,035,141                  (1,175,565)

           Total Trading Results                                        393,520                   5,857,938

    Interest Income (DWR)                                               655,332                     990,669

           Total Revenues                                             1,048,852                   6,848,607


EXPENSES

    Brokerage commissions (DWR)                                       1,298,579                   1,552,893
    Management fees                                                     497,693                     675,355
    Transaction fees and costs                                          142,891                     218,419
    Administrative expenses                                              41,330                      43,112

         Total Expenses                                               1,980,493                   2,489,779

NET INCOME (LOSS)                                                      (931,641)                  4,358,828


NET INCOME (LOSS) ALLOCATION

    Limited Partners                                                   (910,553)                  4,282,457
    General Partner                                                     (21,088)                     76,371


NET INCOME (LOSS) PER UNIT

    Limited Partners                                                     (29.45)                     106.67
    General Partner                                                      (29.45)                     106.67



                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                     DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 For the Nine Months Ended September 30, 1996 and 1995
                                                      (Unaudited)


                                                  Units of
                                                 Partnership         Limited            General
                                                  Interest          Partners            Partner           Total
Partners' Capital
   December 31, 1994                             41,985.791       $28,148,186         $488,324         $28,636,510

Net Income                                                -         4,282,457           76,371           4,358,828

Redemptions                                     (10,006.038)       (7,772,228)               -          (7,772,228)

Partners' Capital
   September 30, 1995                            31,979.753       $24,658,415         $564,695         $25,223,110




Partners' Capital
   December 31, 1995                             30,570.194       $23,774,361         $570,155         $24,344,516

Net Loss                                                  -          (910,553)         (21,088)           (931,641)

Redemptions                                      (4,540.189)       (3,450,594)               -          (3,450,594)

Partners' Capital
   September 30, 1996                            26,030.005       $19,413,214         $549,067         $19,962,281



                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                     DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)



                                                                   For the Nine Months Ended September 30,

                                                                         1996                   1995
                                                                           $                      $
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                  (931,641)              4,358,828
    Noncash item included in net income (loss):
         Net change in unrealized                                    (1,035,141)              1,175,565

    (Increase) decrease in operating assets:
         Receivable from DWR                                           (152,070)                 (3,892)
         Interest receivable (DWR)                                       22,340                  15,839
         Net option premiums                                           (152,673)                241,187

    Increase (decrease) in operating liabilities:
         Accrued brokerage commissions (DWR)                             38,596                 (19,179)
         Accrued management fees                                        (10,615)                (10,247)
         Accrued administrative expenses                                 12,317                   9,832
         Accrued transaction fees and costs                               4,443                   4,160

    Net cash provided by (used for) operating activities             (2,204,444)              5,772,093


CASH FLOWS FROM FINANCIAL ACTIVITIES

    Decrease in redemptions payable                                     (47,858)               (675,350)
    Redemptions of units                                             (3,450,594)             (7,772,228)

    Net cash used for financial activities                           (3,498,452)             (8,447,578)


    Net decrease in cash                                             (5,702,896)             (2,675,485)

    Balance at beginning of period                                   23,419,888              27,713,770)

    Balance at end of period                                         17,716,992              25,038,285





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


2.  Summary of Significant Accounting Policies
Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership are capped at
 .65% per month of adjusted Net Assets as defined in the Limited
Partnership Agreement.

                DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates.

Brokerage expenses incurred by the Partnership are paid to DWR.


4.  Financial Instruments
The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                48,208,000
   Commitments to Sell                    20,203,000
 Commodity Futures:
   Commitments to Purchase                11,964,000
   Commitments to Sell                    12,774,000
 Foreign Futures:
   Commitments to Purchase               101,517,000
   Commitments to Sell                     8,474,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                20,366,000
   Commitments to Sell                    30,911,000

                DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.


The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $2,269,755 at September 30, 1996. Of this amount, $2,187,370 related to exchange-traded futures contracts and $82,385 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through June 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through October 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $19,904,362
at September 30, 1996.   With respect to the Partnership's off-
exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

                 DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)



For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                               Assets         Liabilities
                                                 $                  $
Exchange-Traded Contracts
  Financial Futures                           43,817,000       57,446,000
  Options on Financial Futures                 3,018,000               -
  Commodity Futures                            8,226,000        4,922,000
  Foreign Futures                             55,018,000       13,608,000
  Options on Foreign Futures                     321,000             -
Off-Exchange-Traded Forward
 Currency Contracts                           35,668,000       40,618,000


5.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, Dean Witter Futures and Currency Management Inc., Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR.

             DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures and forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading
Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures and options contracts and forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $1,006,308. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the financial futures markets from long European, Australian and Japanese bond futures positions as international interest rate futures prices moved higher between July and September. Additional gains were recorded in the energy markets from long positions in crude and heating oil futures as oil prices trended higher throughout the quarter. A portion of the overall gains for the quarter was offset by losses in the currency markets from short Swiss franc positions as its value increased relative to the U.S. dollar and other world currencies during July. Additional losses were experienced in soft commodities as a result of trendless movement in coffee and cotton prices throughout a majority of the quarter. In the agricultural markets, losses were experienced as soybean and corn futures prices moved in an inconsistent pattern during the quarter. Total expenses for the quarter were $638,401, resulting in net income of $367,907. The value of an individual Unit in the Partnership increased from $752.69 at June 30, 1996 to $766.90 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading revenues including interest income were $1,048,852. During the first nine months of the year, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the first nine months of the year were offset by brokerage commissions resulting in a net loss. The most significant losses were recorded in the financial futures markets. These losses recorded during the first six months of the year in global interest rate and stock index futures more than offset gains recorded during the third quarter from long positions in international bond futures. Additional losses were recorded in the soft commodities markets as a result of choppy price movement in coffee and sugar futures during a majority of the first nine months of the year. A majority of overall losses for the year was offset by gains from long heating, crude and gas oil futures positions as oil prices moved significantly higher during the third quarter. Gains were also recorded in the currency markets from transactions involving the Japanese yen throughout a majority of the first nine months of the year. Additionally, profits recorded from long wheat and corn futures positions during the second quarter more than offset losses in these same markets recorded during the third quarter. Total expenses for the period were $1,980,493, resulting in a net loss of $931,641. The value of an individual Unit in the Partnership decreased from $796.35 at December 31, 1995 to $766.90 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading losses net of interest income were $1,363,361. During the third quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses resulted from trading in global interest rate futures, metals and energies, as trendless price movement prevailed across a majority of the markets in each of these sectors for much of the third quarter. Smaller losses were recorded in soft commodities and agricultural futures trading as a result of price break-outs followed by choppy and short-term volatile movement. Trading profits in the currencies sector, primarily as a result of a declining trend in the value of the Japanese yen relative to the U.S. dollar, helped to offset a portion of losses in other sectors. Total expenses for the quarter were $774,866 resulting in net a loss of $2,138,227. The value of an individual Unit in the Partnership decreased from $847.25 at June 30, 1995 to $788.72 at September 30, 1995.

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $6,848,607. During the first nine months of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant profits for this period resulted from trading in global interest rate futures, as prices in U.S. and Japanese bond futures contracts trended higher in the first half of 1995, and in currencies, primarily as a result of trending movement in the value of the Japanese yen throughout the first nine months of the year and in major European currencies in the year's first quarter. Additional profits were recorded from trading in stock index futures as U.S. stock prices trended higher. Losses across a majority of domestic commodities, including agriculturals, metals and soft commodities, resulting from trendless price movement for much of 1995, offset a portion of the profits in other sectors. Total expenses for the period were $2,489,779, resulting in net income of $4,358,828.
 The value of an individual Unit in the Partnership increased from $682.05 at December 31, 1994 to $788.72 at September 30, 1995.

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




                                        Dean Witter Global Perspective
                                             Portfolio Fund
                                             (Registrant)

                                        By: Demeter Management Corporation
                                            (General Partner)

November 12, 1996                       By:/s/ Patti L. Behnke
                                               Patti L. Behnke
                                               Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.