Form 10-K/A
period 1997-03-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1997-04-22
CIK 880958

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K-A

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

                                 DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                                        (Registrant)

                                 BY:  Demeter Management Corporation,
                                        General Partner

March 24, 1997                   BY: /s/ Mark J. Hawley
                                         Mark J. Hawley, Director and
                                          President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                       March 24, 1997
          Mark J. Hawley, Director and
            President

    /s/  Richard M. DeMartini                                 March 24, 1997
          Richard M. DeMartini, Director
            and Chairman of the Board


    /s/  Lawrence Volpe                                       March 24, 1997
          Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                  March 24, 1997
          Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                                March 24, 1997
          Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                                March 24, 1997
          Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                     March 24, 1997
          Robert E. Murray, Director


    /s/  Patti L. Behnke                                      March 24, 1997
          Patti L. Behnke, Chief Financial
            Officer and Principal Accounting
            Officer

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