Form 10-Q
period 1997-03-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1997-05-09
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-42360

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

                       March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1997 and 1996
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......... ..12-16

Part II. OTHER INFORMATION

Item 1  Legal Proceedings.................................17-18

Item 6. Exhibits and Reports on Form 8-K.....................19







         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
               STATEMENTS OF FINANCIAL CONDITION


                                                 March 31,     December 31,
                                                   1997           1996
                                                     $              $
                                                 (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                               22,125,404     20,791,474
 Net unrealized gain on open contracts               1,490,737      1,076,373
 Net option premiums                                    68,146        109,179

 Total Trading Equity                               23,684,287     21,977,026

Receivable from DWR                                    135,454        218,310
Interest receivable (DWR)                               82,269         72,072

 Total Assets                                       23,902,010     22,267,408

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                                  371,216        448,724
 Accrued brokerage commissions (DWR)                   99,380         91,914
 Accrued management fees                               59,414         55,367
 Administrative expenses payable                       28,168         19,045
 Accrued transaction fees and costs                     8,588          9,353

 Total Liabilities                                    566,766        624,403

Partners' Capital

 Limited Partners (23,088.612 and
  24,157.801 Units, respectively)                  22,633,398     21,020,037
 General Partner (715.962 Units)                      701,846        622,968

 Total Partners' Capital                           23,335,244     21,643,005

 Total Liabilities and Partners' Capital           23,902,010     22,267,408


NET ASSET VALUE PER UNIT                               980.28         870.11


        The accompanying footnotes are an integral part of these financial statements.


         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                     1997           1996
                                      $            $
REVENUES
 Trading profit (loss):
    Realized                     2,699,303       (403,225)
    Net change in unrealized       414,364       (802,051)

      Total Trading Results      3,113,667     (1,205,276)

 Interest Income (DWR)             229,300        230,531

      Total Revenues             3,342,967       (974,745)

EXPENSES

 Brokerage commissions (DWR)       375,610        431,400
 Management fees                   177,817        178,048
 Transaction fees and costs         54,186         42,136
 Administrative expenses            14,781         14,760

    Total Expenses                 622,394        666,344

NET INCOME (LOSS)                2,720,573     (1,641,089)



NET INCOME (LOSS) ALLOCATION

 Limited Partners                2,641,695     (1,601,888)
 General Partner                    78,878        (39,201)

NET INCOME (LOSS) PER UNIT

Limited Partners                    110.17         (54.76)
General Partner                     110.17         (54.76)


        The accompanying footnotes are an integral part of these financial statements.

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                           (Unaudited)




                             Units of
                           Partnership   Limited         General
                            Interest     Partners        Partner     Total
Partners' Capital
 December 31, 1995          30,570.194    $23,774,361    $570,155    $24,344,516

Net Loss                        -          (1,601,888)    (39,201)    (1,641,089)

Redemptions                   (818.433)      (639,679)          -       (639,679)

Partners' Capital
 March 31, 1996             29,751,761    $21,532,794    $530,954    $22,063,748


Partners' Capital
 December 31, 1996          24,873.763   $21,020,037     $622,968    $21,643,005

Net Income                  -              2,641,695       78,878      2,720,573

Redemptions                 (1,069.189)   (1,028,334)          -      (1,028,334)

Partners' Capital
 March 31, 1997             23,804.574   $22,633,398     $701,846    $23,335,244






         The accompanying footnotes are an integral part of these financial statements.



       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                                  For the Quarters Ended March 31,

                                                      1997            1996
                                                       $               $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     2,720,573     (1,641,089)
Noncash item included in net income (loss):
    Net change in unrealized                           (414,364)       802,051

(Increase)decrease in operating assets:
    Net  option  premiums                                41,033      (212,488)
    Receivable from DWR                                  82,856       (32,687)
    Interest receivable (DWR)                           (10,197)       11,270

 Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)                   7,466       (36,155)
    Accrued management fees                               4,047        (5,546)
    Administrative expenses payable                       9,123       (14,254)
    Accrued transaction fees and costs                     (765)         (129)

Net cash provided by (used for) operating activities  2,439,772    (1,129,027)


CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease  in  redemptions  payable                   (77,508)     (126,614)
   Redemptions  of  units                            (1,028,334)     (639,679)

Net  cash  used  for  financing  activities          (1,105,842)     (766,293)


Net increase (decrease) in cash                       1,333,930    (1,895,320)

Balance at beginning of period                       20,791,474    23,419,888

Balance at end of period                             22,125,404    21,524,568


        The accompanying footnotes are an integral part of these financial statements.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations and financial condition.  The financial statements and  condensed  notes, herein should be read in conjunction  with the Partnership's December 31, 1996 Annual Report on Form 10K.


1. Organization

Dean Witter Global Perspective Portfolio Fund (the "Partnership")

is  a  limited partnership organized to engage in the speculative

trading   of  commodity  futures  contracts,  commodity   options

contracts  and  forward  contracts on  foreign  currencies.   The

general   partner  for  the  Partnership  is  Demeter  Management

Corporation  ("Demeter").  The commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR").  Both Demeter and DWR  are  wholly-owned subsidiaries of Dean Witter, Discover & Co. ("DW").  Demeter  has

retained  Abacus Asset Management Inc. ("ABACUS"), ELM Financial,

Inc.,  EMC  Capital  Management, Inc.,  and  Millburn  Ridgefield

Corporation as the trading advisors of the Partnership. Effective

March 1, 1997, ABACUS was removed as a trading advisor and

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


partnership  assets previously managed by ABACUS were reallocated to the remaining advisors.



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  in  commodity trading accounts to meet margin requirements as needed.  DWR pays interest  on  these funds based on current 13-week U.S.  Treasury

Bill  rates.  Brokerage expenses incurred by the Partnership  are paid to DWR.


3.  Financial Instruments

The Partnership trades futures, options and forward contracts  in interest rates, stock indices, commodities, currencies, petroleum and  precious  metals.  Futures and forwards represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the terms of the contracts.  There are numerous factors which may significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



                                Contract or Notional Amount
                              March 31, 1997 December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase        1,690,000     21,821,000
   Commitments to Sell          104,670,000     86,598,000
 Commodity Futures:
   Commitments to Purchase       21,032,000      4,784,000
   Commitments to Sell            4,462,000     12,396,000
 Foreign Futures:
   Commitments to Purchase       14,867,000     89,863,000
   Commitments to Sell           98,790,000      5,713,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase       32,585,000     29,783,000
   Commitments to Sell           33,365,000     36,562,000



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  unrealized gain on open contracts is reported as a component

of   "Equity  in  Commodity  futures  trading  accounts"  on  the

Statement  of  Financial  Condition and  totaled  $1,490,737  and

$1,076,373 at March 31, 1997 and December 31, 1996, respectively.

Of  the $1,490,737 net unrealized gain on open contracts at March

31,  1997,  $1,518,149  was  related to  exchange-traded  futures contracts  and  $(27,412) related to off-exchange-traded  forward currency  contracts.  Of the $1,076,373 net  unrealized  gain  on open  contracts  at  December  31, 1996,  $1,046,658  related  to exchange-traded  futures contracts and $29,715  related  to  off-

exchange-traded forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1997 and December 31, 1996 mature through March  1998

and   June   1998,  respectively.   Off-exchange-traded   forward

currency contracts held by the Partnership at March 31, 1997  and

December  31,  1996 mature through April 1997 and  January  1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of financial instrument, but not the credit risk associated with

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

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

Commission  to  segregate from its own assets and  for  the  sole benefit  of  its commodity customers all funds held by  DWR  with

respect   to   exchange-traded  futures  and  options   contracts

including an amount equal to the net unrealized gain on all  open futures  and  options contracts, which funds totaled  $23,643,553 and  $21,838,132  at  March  31,  1997  and  December  31,  1996,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of DWR, the counterparty on all such contracts,  to perform.



For  the quarter ended March 31, 1997 and the year ended December

31,  1996,  the average fair value of financial instruments  held for trading purposes was as follows:

                                              March 1997
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                  11,197,000       74,970,000
  Options on Financial Futures        4,192,000                -
  Commodity Futures                  13,061,000        8,312,000
  Foreign Futures                    56,989,000       41,739,000
Off-Exchange-Traded Forward
 Currency Contracts                  30,585,000       36,102,000


                                            December 1996
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                50,976,000         52,598,000
  Options on Financial Futures      9,545,000                  -
  Commodity Futures                 7,374,000          6,609,000
  Foreign Futures                  59,550,000         15,161,000
  Options on Foreign Futures          541,000                  -
Off-Exchange-Traded Forward
 Currency Contracts                35,955,000         41,296,000

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



The  Partnership's  investment in commodity futures  and  forward contracts and other commodity interests may be illiquid.  If  the price  for  the  futures contract for a particular commodity  has increased  or decreased by an amount equal to the "daily  limit",

positions  in  the commodity can neither be taken nor  liquidated unless traders are willing to effect trades at or within the
limit.   Commodity  futures prices have  occasionally  moved  the

daily  limit  for  several consecutive days  with  little  or  no

trading.   Such  market conditions could prevent the  Partnership

from promptly liquidating its commodity futures positions.



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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $3,342,967.

During  the first quarter, the Partnership posted a gain  in  Net

Asset  Value per Unit.  During the first quarter, the Partnership posted  a gain in Net Asset Value per Unit.  The most significant gains  were recorded during January and February in the  currency markets  as  the value of the U.S. dollar increased  relative  to

most  major European currencies, as well as the Japanese yen.   A

portion  of  these  gains  was offset  by  losses  recorded  from transactions  involving  the British  pound  during  January  and

February.   Trading  in  soft  commodities  during  January   and

February resulted in gains from long coffee futures positions  as prices  trended  steadily higher, before reversing  lower  during

March.   Additional profits were recorded in February  and  March

from  long positions in soybean, corn and wheat futures as prices in  these  markets  moved higher.  In global  financial  futures,

gains  were  recorded during March from short U.S. interest  rate futures  positions  as domestic bond prices moved  sharply  lower late  in  the  month.  These gains, coupled with smaller  profits from trading French and Australian bond futures, more than offset losses recorded in these same
markets during January and February, and in February from trading

Japanese  bond  futures.  A portion of the Partnership's  overall gains was offset by losses recorded in the energy markets due  to trendless  movement  in  oil and gas prices  during  January  and

March.  Smaller losses were recorded in the metals markets during

February and March.  Total expenses for the quarter were $622,394 generating  net income of $2,720,573.  The value of an individual

Unit  in  the Partnership increased from $870.11 at December  31,

1996 to $980.28 at March 31, 1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996, the Partnership's  total trading losses net of interest income were $974,745.  During  the first  quarter, the Partnership posted a loss in Net Asset  Value

per  Unit.   The  most  significant losses were  recorded  during

February  as  dramatic price trend reversals were experienced  in

several  key  market  sectors,  particularly  the  currency   and

financial  futures markets.  In the currency markets,  sharp  and sudden moves higher in the value of the Japanese yen, German mark and  Swiss  franc  resulted in losses for the  Fund's  previously

established  short  positions in these  currencies.   Trading  in

global financial futures during February resulted in additional losses as the previous upward trend in interest rate and stock index  futures prices reversed dramatically lower.  As a  result,

losses  were  recorded primarily in European  financial  futures.

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

Partnership  decreased  from $796.35  at  December  31,  1995  to

$741.59 at March 31, 1996.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management, Inc.,  DWD  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general  partner, and certain trading advisors  to  those  pools.

Similar  purported class actions were also filed on September  18 and  20, 1996 in the Supreme Court of the State of New York,  New

York  County, and on November 14, 1996 in the Superior  Court  of

the State of Delaware, New Castle County, against the Dean Witter

Parties  and certain trading advisors on behalf of all purchasers of  interests in various limited partnership commodity pools sold by  DWR.  Generally, these complaints allege, among other things,

that  the  defendants committed fraud, deceit, misrepresentation,

breach   of  fiduciary  duty,  fraudulent  and  unfair   business

practices,  unjust enrichment, and conversion in connection  with the sale and operation of the various limited partnership
commodity  pools.   The  complaints seek unspecified  amounts  of

compensatory  and  punitive damages  and  other  relief.   It  is

possible  that additional similar actions may be filed and  that,

in  the course of these actions, other parties could be added  as

defendants.   The  Dean  Witter Parties believe  that  they  have

strong  defenses  to,  and  they  will  vigorously  contest,  the

actions.   Although  the ultimate outcome  of  legal  proceedings

cannot  be  predicted  with  certainty,  it  is  the  opinion  of management of the Dean Witter Parties that the resolution of  the actions  will not have a material adverse effect on the financial condition or the results of operations of any of the Dean  Witter

Parties.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K. - None.

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




                                Dean  Witter  Global  Perspective
                                Portfolio Fund (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May 9,   1997                  By:   /s/  Patti  L.   Behnke
                                          Patti L. Behnke
                                          Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.