Form 10-Q
period 1997-06-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1997-08-08
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-42360


               DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3642323
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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

                        June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................19-20

Item 5. Other Information.................................20

Item 6. Exhibits and Reports on Form 8-K..................21



         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)


ASSETS
Equity in Commodity futures trading accounts:
 Cash                               21,733,919     20,791,474
 Net unrealized gain on open contracts 693,422      1,076,373
 Net option premiums                   54,527         109,179

 Total Trading Equity               22,481,868     21,977,026

Due from DWR                           128,974        218,310
Interest receivable (DWR)              72,402          72,072

 Total Assets                       22,683,244     22,267,408


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 221,887          448,724
 Accrued brokerage commissions (DWR)  92,005           91,914
 Accrued management fees              56,446           55,367
 Administrative expenses payable       6,465           19,045
 Accrued transaction fees and costs      6,259          9,353

 Total Liabilities                     383,062        624,403

Partners' Capital

 Limited Partners (22,308.220 and
        24,157.801 Units, respectively) 21,606,734 21,020,037
 General Partner (715.962 Units)      693,448         622,968

 Total Partners' Capital            22,300,182     21,643,005

 Total Liabilities and Partners' Capital22,683,244   22,267,408


NET ASSET VALUE PER UNIT               968.55          870.11

        The accompanying footnotes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                 For the Quarters Ended June 30,

                                       1997           1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       935,933       140,914
    Net change in unrealized      (797,314)        652,237

      Total Trading Results        138,619       793,151

 Interest Income (DWR)             226,840       224,138

      Total Revenues               365,459     1,017,289

EXPENSES

 Brokerage commissions (DWR)       415,206       452,880
 Management fees                   167,381       167,708
 Transaction fees and costs         50,076        41,219
 Incentive fees                     17,305              -
 Administrative expenses            13,913         13,941

    Total Expenses                 663,881        675,748

NET INCOME (LOSS)                  (298,422)     341,541



NET INCOME (LOSS) ALLOCATION

 Limited Partners                  (290,024)     333,597
 General Partner(8,398)                         7,944

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(11.73)                                     11.10
                          General                         Partner
(11.73)                                   11.10


        The accompanying footnotes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Six Months Ended June 30,

                                       1997           1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     3,635,236      (262,311)
    Net change in unrealized      (382,951)        (149,815)

      Total Trading Results      3,252,285     (412,126)

 Interest Income (DWR)             456,140       454,670

      Total Revenues              3,708,425         42,544

EXPENSES

 Brokerage commissions (DWR)       790,816      884,280
 Management fees                   345,198      345,756
 Transaction fees and costs        104,261       83,355
 Administrative expenses            28,694         28,701
         Incentive        fees                             17,305
-

    Total Expenses               1,286,274     1,342,092

NET INCOME (LOSS)                2,422,151    (1,299,548)



NET INCOME (LOSS) ALLOCATION

                         Limited                         Partners
2,351,671                       (1,268,291)
                          General                         Partner
70,480                                          (31,257)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
98.44                                    (43.66)
                          General                         Partner
98.44                                       (43.66)



        The accompanying footnotes are an integral part of these financial statements.


       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended June 30, 1997 and 1996
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital,
 December 31, 1995    30,570.194           $23,774,361           $570,155
$24,344,516

Net Loss                    -              (1,268,291)           (31,257)
(1,299,548)

Redemptions          (3,337.603)             (2,547,243)                       -
(2,547,243)

Partners' Capital,
 June 30, 1996        27,232.591           $19,958,827           $538,898
$20,497,725





Partners' Capital,
 December 31, 1996   24,873.763            $21,020,037           $622,968
$21,643,005

Net Income                      -          2,351,671             70,480
2,422,151

Redemptions           (1,849.581)           (1,764,974)                       -
(1,764,974)

Partners' Capital,
 June 30, 1997         23,024.182          $21,606,734           $693,448
$22,300,182






         The accompanying footnotes are an integral part of these financial statements.


       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net         income        (loss)                        2,422,151
(1,299,548)
Noncash item included in net income (loss):
    Net change in unrealized        382,951              149,815

(Increase) decrease in operating assets:
      Net  option  premiums               54,652                (
141,668)
    Due from DWR                     89,336              (79,804)
    Interest receivable (DWR)          (330)             12,793

Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR) 91               (3,311)
    Accrued management fees          1,079               (7,210)
    Administrative expenses payable (12,580)             (313)
       Accrued    transaction   fees   and    costs       (3,094)
2,234

Net  cash  provided  by (used for) operating  activities2,934,256
(1,367,012)


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable(226,837)      775,268
Redemptions   of  units                (1,764,974)              (
2,547,243)

Net  cash  used  for  financing  activities(1,991,811)
<1,771,975)


Net  increase  (decrease)  in  cash      942,445
(3,138,987)

Balance  at  beginning  of  period    20,791,474
23,419,888

Balance  at  end  of  period          21,733,919
20,280,901


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

Partnership's December 31, 1996 Annual Report on Form 10K.


1. Organization

Dean  Witter  Global  Perspective Portfolio Fund  (the  "Partner-

ship")  is  a  limited partnership organized  to  engage  in  the speculative  trading  of commodity futures  contracts,  commodity options  contracts  and forward contracts on  foreign  currencies

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker  is Dean Witter Reynolds  Inc.  ("DWR").   Both

Demeter  and  DWR  are  all wholly owned subsidiaries  of  Morgan

Stanley,  Dean  Witter,  Discover & Co. ("MSDWD").   Demeter  has

retained  ELM Financial, Inc., EMC Capital Management, Inc.,  and

Millburn  Ridgefield Corporation as the trading advisors  of  the

Partnership.   Effective March 1, 1997, Abacus  Asset  Management

Inc.  ("Abacus") was removed as a trading advisor and Partnership assets  previously  managed by Abacus  were  reallocated  to  the remaining advisors.



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  in  commodity trading

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




accounts  to  meet  margin  requirements  as  needed.   DWR  pays

interest

on these funds based on current 13-week U.S. Treasury Bill rates.

Brokerage expenses incurred by the Partnership are paid to DWR.



3.  Financial Instruments

The Partnership trades futures, options and forward contracts  in interest rates, stock indices, commodities, currencies, petroleum and  precious  metals.  Futures and forwards represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the terms of the contracts.  There are numerous factors which may significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996, open contracts were:

                                 Contract or Notional Amount
                              June 30, 1997  December 31, 1996
                                     $               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       66,389,000     21,821,000
   Commitments to Sell            3,860,000     86,598,000
 Commodity Futures:
   Commitments to Purchase        4,596,000      4,784,000
   Commitments to Sell           18,046,000     12,396,000
 Foreign Futures:
   Commitments to Purchase       74,061,000     89,863,000
   Commitments to Sell           31,074,000      5,713,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase       24,463,000     29,783,000
   Commitments to Sell           26,196,000     36,562,000

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



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $693,422  and

$1,076,373  at June 30, 1997 and December 31, 1996, respectively.

Of the $693,422 net unrealized gain on open contracts at June 30,

1997,  $656,715 was related to exchange-traded futures  contracts and  $36,707  related  to  off-exchange-traded  forward  currency

contracts.   Of  the  $1,076,373  net  unrealized  gain  on  open

contracts  at December 31, 1996, $1,046,658 related to  exchange-

traded  futures  contracts and $29,715 related  to  off-exchange-

traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June

30,  1997 and December 31, 1996 mature through December 1997  and

June  1998,  respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1997 and  December

31,  1996 mature through September 1997 and January 1997, respec-

tively.  The  contract amounts in the above table  represent  the

Partnership's extent of involvement in the particular class of

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Commission ("CFTC") to segregate from its own assets and for  the sole  benefit of its commodity customers all funds  held  by  DWR with  respect  to  exchange-traded futures and options  contracts including an amount equal to the net unrealized gain on all  open futures  and  options contracts, which funds totaled  $22,390,634

and   $21,838,132  at  June  30,  1997  and  December  31,  1996,

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




For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                            June 30, 1997
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                  28,348,000       45,533,000
  Options on Financial Futures        3,580,000                -
  Commodity Futures                  11,201,000        9,354,000
  Foreign Futures                    56,416,000       40,784,000
  Options on Foreign Futures             73,000                -
Off-Exchange-Traded Forward
 Currency Contracts                  28,557,000       32,698,000


                                         December 31, 1996
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


4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition period of about three months, DWR will continue to

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures interests  trading  accounts  with  DWR,  and  are  used  by  the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions in such futures interest can neither be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions. However, since the commencement of trading  by  the Partnership, there has never been  a  time  when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  Partnership's  total trading revenues including interest income were $365,459. During the second quarter, the Partnership posted a decrease in Net

Asset Value per Unit.  Losses were recorded in the energy markets as  gas  and  oil  prices moved in a short-term volatile  pattern throughout  the  quarter.  Additional losses were  recorded  from long positions in base metals futures, particularly aluminum  and copper  futures, as these prices moved lower during the  quarter.

In  the  financial futures markets, losses were  recorded  during

April  from  choppy  price  movement in  European  interest  rate futures.  Smaller losses were experienced in the currency markets as gains experienced from transactions involving the Japanese yen and  German  mark were more than offset by losses  recorded  from trendless  movement in the value of the British pound  and  Swiss franc  versus  the U.S. dollar.  A portion of the overall  losses for  the quarter was offset by gains recorded during May and June

from   long  Australian  bond  and  global  stock  index  futures

positions,  as  prices in these markets trended higher.   Trading

gains  were also recorded in the soft commodities markets  during

April  and  May  from  long coffee futures  positions  as  prices trended  higher.  Total expenses for the quarter  were  $663,881,

resulting  in a net loss of $298,422.  The value of an individual

Unit  in the Partnership decreased from $980.28 at March 31, 1997 to $968.55 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $3,708,425.

During  the first six months, the Partnership posted an  increase in  Net  Asset Value per Unit.  The most significant  gains  were recorded in the currency markets as the value of the U.S. dollar increased relative to most major world currencies during the period  January  through April.  Additional currency  gains  were recorded in the Japanese yen and German mark during June  as  the value  of  the  U.S. dollar continued to strengthen versus  these currencies.  Trading gains were recorded in the financial futures markets  during May and June from long positions in global  stock

index  futures  as global equity prices trended higher.   Profits

were also recorded from long positions in soybean, wheat and corn futures  during March as prices moved higher, and  in  June  from short  positions  in  these same markets as prices  moved  lower.

Smaller gains were recorded in the soft commodities markets  from long coffee futures positions as coffee prices trended higher for a  majority  of  the first half of the year.  A  portion  of  the

Partnership's  overall gains during this  period  was  offset  by losses recorded in the energy markets as gas and oil prices moved

in   a   short-term  volatile  pattern.   Smaller   losses   were

experienced from long positions in base metals futures, as prices moved  lower  during  March and April.  Total  expenses  for  the period  were  $1,286,274 resulting in net income  of  $2,422,151.

The value of an individual Unit in the Partnership increased from

$870.11 at December 31, 1996 to $968.55 at June 30, 1997.



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

April  and  May,  as rising prices resulted in  profits  for  the

Partnership's long positions.  In the energy markets, gains  from trading  natural gas futures during June more than offset  losses incurred  during  May from trading unleaded  gas  and  crude  oil

futures.   In  metals, gains from short copper futures  positions

during June more than offset losses from trendless price movement in  other  base metals during the first quarter.  Total  expenses for  the  period  were $1,342,092, resulting in  a  net  loss  of

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

Futures  &  Currency Management, Inc., MSDWD  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general partner, and certain trading advisors to those pools.  On

June  16,  1997,  the  plaintiffs in the above  actions  filed  a consolidated amended complaint.  Similar purported class  actions were also filed on September 18 and 20, 1996 in the Supreme Court of  the  State of New York, New York County, and on November  14,

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

Dean Witter Parties.



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                                Dean  Witter  Global  Perspective
Portfolio Fund (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August   8,   1997                  By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.