Form 10-Q
period 1997-09-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1997-11-12
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or


[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-42360


           DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
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


Yes     X           No


       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                     September 30, 1997


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1997 and 1996 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)......... 7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................19-20

Item 5. Other Information.................................20

Item 6. Exhibits and Reports on Form 8-K..................21







       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                                September 30,   December 31,
                                                    1997           1996
                                                      $              $
                                                 (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                           21,196,593    20,791,474
 Net unrealized gain on open contracts             990,670     1,076,373
 Net option premiums                                33,115       109,179

 Total Trading Equity                           22,220,378    21,977,026

Due from DWR                                       149,296       218,310
Interest receivable (DWR)                           71,846        72,072

 Total Assets                                   22,441,520    22,267,408

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                               257,027      448,724
 Accrued brokerage commissions (DWR)                95,063       91,914
 Accrued management fees                            55,796       55,367
 Administrative expenses payable                    20,886       19,045
 Accrued transaction fees and costs                  7,192        9,353

 Total Liabilities                                 435,964      624,403

Partners' Capital

 Limited Partners (21,545.253 and
  24,157.801 Units, respectively)               21,297,816   21,020,037
 General Partner (715.962 Units)                   707,740      622,968

 Total Partners' Capital                        22,005,556   21,643,005

 Total Liabilities and Partners' Capital        22,441,520   22,267,408


NET ASSET VALUE PER UNIT                            988.52       870.11



        The accompanying footnotes are an integral part of these financial statements.

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                         598,588      (379,310)
    Net change in unrealized         297,248     1,184,955

      Total Trading Results          895,836       805,645

 Interest Income (DWR)               228,437       200,663

      Total Revenues               1,124,273     1,006,308

EXPENSES

 Brokerage commissions (DWR)         381,150       414,301
 Management fees                     173,474       151,935
 Transaction fees and costs           68,762        59,535
 Administrative expenses              14,421        12,630

    Total Expenses                   637,807       638,401

NET INCOME                           486,466       367,907



NET INCOME ALLOCATION

 Limited Partners                    472,174       357,738
 General Partner                      14,292        10,169

NET INCOME PER UNIT

Limited Partners                       19.97         14.21
General Partner                        19.97         14.21



        The accompanying footnotes are an integral part of these financial statements.

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                         4,233,825        (641,621)
Net change in unrealized                  (85,703)      1,035,141

      Total Trading Results             4,148,122         393,520

 Interest Income (DWR)                    684,575         655,332

      Total Revenues                    4,832,697       1,048,852


EXPENSES

 Brokerage commissions (DWR)            1,171,965       1,298,579
 Management fees                          518,674         497,693
 Transaction fees and costs               173,021         142,891
 Administrative expenses                   43,115          41,330
 Incentive fees                            17,305               -

      Total Expenses                    1,924,080       1,980,493

NET INCOME (LOSS)                       2,908,617       (931,641)


NET INCOME (LOSS ) ALLOCATION

Limited Partners                        2,823,845       (910,553)
General Partner                            84,772        (21,088)


NET INCOME (LOSS) PER UNIT

Limited Partners                           118.41         (29.45)
General Partner                            118.41         (29.45)


        The accompanying footnotes are an integral part of these financial statements.

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
 December 31, 1995   30,570.194   $23,774,361   $570,155   $24,344,516

Net Loss                      -      (910,553)   (21,088)     (931,641)

Redemptions          (4,540.189)   (3,450,594)         -    (3,450,594)

Partners' Capital
 September 30, 1996  26,030.005   $19,413,214   $549,067   $19,962,281






Partners' Capital
 December 31, 1996   24,873.763   $21,020,037   $622,968  $21,643,005

Net Income                    -     2,823,845     84,772    2,908,617

Redemptions          (2,612.548)   (2,546,066)        -    (2,546,066)

Partners' Capital
 September 30, 1997  22,261.215   $21,297,816   $707,740  $22,005,556






         The accompanying footnotes are an integral part of these financial statements.




       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                               For the Nine Months Ended September 30,

                                                          1997            1996
                                                            $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       2,908,617    <931,641)
Noncash item included in net income (loss):
      Net change in unrealized                             85,703  (1,035,141)

(Increase)decrease in operating assets:
      Net  option  premiums                                76,064    (152,673)
      Due from DWR                                         69,014    (152,070)
    Interest receivable (DWR)                                 226      22,340

Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)                     3,149      38,596
    Accrued management fees                                   429     (10,615)
    Administrative expenses payable                         1,841      12,317
    Accrued transaction fees  and  costs                   (2,161)      4,443

Net  cash provided by (used for) operating activities   3,142,882  (2,204,444)


CASH FLOWS FROM FINANCING ACTIVITIES

 Decrease in redemptions payable                         (191,697)    (47,858)
   Redemptions  of  units                              (2,546,066) (3,450,594)

Net cash used for financing activities                 (2,737,763) (3,498,452)

Net increase (decrease)  in  cash                         405,119  (5,702,896)

Balance at beginning of period                         20,791,474  23,419,888

Balance  at end of period                              21,196,593  17,716,992



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

Partnership's December 31, 1996 Annual Report on Form 10K.


1. Organization

Dean Witter Global Perspective Portfolio Fund L.P. (the "Partner-

ship")  is  a  limited partnership organized  to  engage  in  the speculative  trading  of commodity futures  contracts,  commodity options  contracts  and forward contracts on  foreign  currencies

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker for most of the Partnership's  transactions  is

Dean  Witter  Reynolds Inc. ("DWR").  Both Demeter  and  DWR  are

wholly   owned  subsidiaries  of  Morgan  Stanley,  Dean  Witter,

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

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Futures  Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The Partnership trades futures, options and forward contracts  in interest rates, stock indices, commodities, currencies, petroleum and  precious  metals.  Futures and forwards represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the terms

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996, open contracts were:

                               Contract or Notional Amount
                           September 30, 1997  December 31,  1996
$                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      61,953,000        21,821,000
   Commitments to Sell           8,112,000        86,598,000
 Commodity Futures:
   Commitments to Purchase      13,626,000         4,784,000
   Commitments to Sell           7,891,000        12,396,000
 Foreign Futures:
   Commitments to Purchase      64,142,000        89,863,000
   Commitments to Sell          59,525,000         5,713,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      50,861,000        29,783,000
   Commitments to Sell          41,700,000        36,562,000




A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The  net  unrealized gains on open contracts are  reported  as  a component of "Equity in Commodity futures trading accounts" on

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




the  Statements of Financial Condition and totaled  $990,670  and

$1,076,373  at  September  30,  1997  and  December   31,   1996,

respectively.  Of  the  $990,670  net  unrealized  gain  on  open contracts  at  September  30, 1997,  $(640,940)  was  related  to exchange-traded futures contracts and $1,631,610 was  related  to

off-exchange-traded   forward   currency   contracts.    Of   the

$1,076,373 net unrealized gain on open contracts at December  31,

1996, $1,046,658 related to exchange-traded futures contracts and

$29,715   related   to   off-exchange-traded   forward   currency

contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1997  and December 31, 1996 mature  through  June

1998.  Off-exchange-traded forward currency contracts held by the

Partnership  at September 30, 1997 and December 31,  1996  mature

through  December  1997  and  January  1997,  respectively.   The

contract  amounts in the above table represent the  Partnership's extent  of  involvement  in  the particular  class  of  financial instrument,  but not the credit risk associated with counterparty

nonperformance.    The   credit  risk   associated   with   these

instruments   is  limited  to  the  amounts  reflected   in   the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with respect to most of the Partnership's assets.  Exchange-traded

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily basis.   DWR,

as  the  futures commission merchant for all of the Partnership's

exchange-traded  futures  and  options  contracts,  is   required

pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC") to segregate from its own assets and for  the sole  benefit of its commodity customers all funds  held  by  DWR with  respect  to  exchange-traded futures and options  contracts including an amount equal to the net unrealized gain on all  open futures  and  options contracts, which funds totaled  $20,416,004 and  $21,838,132  at  September 30, 1997 and December  31,  1996,

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

Carr,  the  sole counterparty on all such contracts, to  perform.

Carr's  parent,  Credit Agricole Indosuez, has guaranteed  Carr's obligations to the Partnership.

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:



                                          September 30, 1997
                                        Assets      Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                35,508,000        38,509,000
  Options on Financial Futures      3,476,400                 -
  Commodity Futures                10,789,000         9,007,000
  Foreign Futures                  51,144,000        50,408,000
  Options on Foreign Futures          288,000                 -
Off-Exchange-Traded Forward
 Currency Contracts                35,130,000        38,252,000


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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures interests trading accounts with DWR and Carr, and are used by the

Partnership as margin to engage in futures interest trading.  DWR and Carr hold such assets in either designated depositories or in securities approved by the CFTC for investment of customer funds.

The  Partnership's assets held by DWR and Carr  may  be  used  as

margin   solely  for  the  Partnership's  trading.    Since   the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total

revenues including interest income were $1,124,273.   During
the  third  quarter, the Partnership posted an  increase  in  Net

Asset  Value per Unit.  The most significant gains were  recorded in  financial futures due primarily to an upward trend in  global

interest  rate  futures  prices during  July  and  September.   A

portion of these gains was offset by losses recorded from trading global  stock index futures during the quarter.  In the  currency markets,  gains were recorded during July from short German  mark positions  as the value of the U.S. dollar increased  versus  the

German   mark.    Smaller  currency  gains  were  recorded   from

transactions  involving the Mexican Peso, Swiss  franc  and  most

minor  European  currencies.   A  portion  of  the  Partnership's

overall  gains for the quarter was offset by losses  recorded  in the soft commodities agricultural, metals and energy markets.  In the  soft  commodities  and  agricultural  markets,  losses  were recorded from trendless price movement across a majority  of  the markets.  In metals, gains recorded from trading gold and  silver futures were offset by losses recorded from trendless movement in base  metals  prices,  particularly nickel and  aluminum  futures prices during August and September.  In the energy markets, gains recorded  from  long natural gas positions, as  prices  increased during August and September, offset losses from trading crude and heating  oil  futures during July and September.  Total  expenses for  the  quarter  were $637,807, resulting in a  net  income  of

$486,466.   The  value of an individual Unit in  the  Partnership

increased  from $968.55 at June 30, 1997 to $988.52 at  September

30, 1997.

For  the  nine months ended September 30, 1997, the Partnership's total  revenues including interest income were $4,832,697. During the  first three quarters of the year, the Partnership posted  an increase in Net Asset Value per Unit.  The most significant gains were  recorded in the currency markets as the value of  the  U.S.

dollar  increased relative to most major world currencies  during the period January through April.  Additional currency gains were recorded from short positions in the Japanese yen during June  as the  value of the U.S. dollar continued to strengthen versus  the

yen.    Trading   gains  were  also  recorded  from  transactions

involving the German mark relative to the U.S. dollar during  the second  and third quarters.  In financial futures trading,  gains were  recorded during the third quarter from long global interest rate  futures positions as prices increased, and during  May  and

June from long positions in global stock index futures, as global equity  prices  trended higher.  A portion of  the  Partnership's overall gains during this period was offset by losses recorded in the  energy markets as most gas and oil prices moved in a  short-

term  volatile pattern. One exception in the energy  complex  was natural  gas  futures prices, which increased  during  the  third

quarter,  thus  resulting in gains from long  positions.   Losses

were also experienced from long positions in base metals futures,

as  prices  moved  lower during March and April  and  then  in  a trendless  pattern throughout the third quarter.  Smaller  losses were recorded in the agricultural and soft commodities markets as small  profits recorded in the first half of the year  were  more than offset by losses recorded from trendless movement throughout a majority of the third quarter. Total expenses for the period were $1,924,080 resulting in net income of $2,908,617.  The value of  an  individual Unit in the Partnership increased from $870.11 at December 31, 1996 to $988.52 at September 30, 1997.



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

During  the first nine months of the year, the Partnership posted a decrease in Net Asset Value per Unit.  Trading gains during the

first   nine  months  of  the  year  were  offset  by   brokerage

commissions  resulting  in  a  net loss.   The  most  significant

trading  losses  were recorded in the financial futures  markets.

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




                                Dean  Witter  Global  Perspective
Portfolio Fund (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November   12,  1997               By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.