Form 10-K
period 1997-12-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1998-03-31
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934
[No Fee Required]
For the period ended December 31, 1997 or

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $20,619,187.00 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997

Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . .
 . . .     1

Part I .

   Item 1. Business. . . . . . . . . . . . . . . . . . . . .
 .    2-4

   Item 2. Properties. . . . . . . . . . . . . . . . . . . .
 . .    4

  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . .
 .   5-6

   Item  4.  Submission of Matters to  a  Vote  of  Security
Holders .    6

Part II.

  Item 5. Market for the Registrant's Partnership Units and
           Related Security Holder Matters . . . . . . . . .
 . . . 7

   Item 6. Selected Financial Data . . . . . . . . . . . . .
 . . . 8

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .
 . 9-15

  Item 8. Financial Statements and Supplementary Data. . . .
 . . 15

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .
 . . 15

Part III.

  Item10. Directors, Executive Officers, Promoters and
           Control Persons of the Registrant . . . . . . . .
 . 16-20

  Item11. Executive Compensation . . . . . . . . . . . . . .
20

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . .
 .   20

  Item13. Certain Relationships and Related Transactions . .
 .   21

Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . .
 . .  22

             DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


         Documents Incorporated                         Part
of Form 10-K
     Partnership's Registration Statement
     On Form S-1, File No. 33-42360                 I and IV

     Dean Witter Global Perspective Portfolio L.P.
      Supplement (Dated April 27, 1992) to the             I
and IV
     Prospectus

     December 31, 1997 Annual Report for
      the Dean Witter Global Perspective             II  and
IV
     Portfolio L.P.















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

          Units  of  limited  partnership  interest  in  the

Partnership  were  registered  pursuant  to  a  Registration

Statement  on  Form  S-1  (File No. 33-42360)  which  became effective  on December 31, 1991.  The offering of units  was underwritten  on  a  "best efforts"  basis  by  Dean  Witter

Reynolds Inc. ("DWR").  The Partnership's general partner is

Demeter  Management Corporation ("Demeter").  Both  DWR  and

Demeter  are  wholly-owned subsidiaries of  Morgan  Stanley,

Dean Witter, Discover & Co. ("MSDWD").

      Through  July 31, 1997, the sole commodity broker  for

the  Partnership's transactions was DWR.  On July 31,  1997,

DWR  closed  the sale of its institutional futures  business and  foreign  currency trading operations to  Carr  Futures,

Inc.  ("Carr"),  a  subsidiary of Credit Agricole  Indosuez.

Following  the  sale,  Carr became  the  clearing  commodity broker  for  the  Partnership's futures and futures  options trades  and  the  counterparty on the Partnership's  foreign currency
trades.  DWR serves as the non-clearing commodity broker for the  Partnerships with Carr providing all clearing  services for the Partnerships' transactions.

      The Partnership commenced operations on March 1, 1992.

The  Partnership's net asset value per unit, as of  December

31,  1997,  was $967.23, representing an increase  of  11.16 percent  from  the net asset value per unit  of  $870.11  at

December 31, 1996.  For a more detailed description  of  the

Partnership's business see subparagraph (c).

     (b) Financial Information about Industry Segments.  The

Partnership's  business  comprises  only  one  segment   for

financial   reporting  purposes,  speculative   trading   of

commodity  futures contracts and other commodity  interests.

The  relevant financial information is presented in Items  6 and 8.

     (c) Narrative Description of Business.  The Partnership

is  in  the  business  of speculative trading  in  commodity futures contracts and other commodity interests, pursuant to trading  instructions provided by ELM Financial,  Inc.,  EMC

Capital    Management,   Inc.,   and   Millburn   Ridgefield

Corporation, its independent trading advisors (the  "Trading

Advisors").   For  a detailed description of  the  different

facets of the Partnership's business, see those portions  of

the  Partnership's  Prospectus, dated   December  31,  1991,

filed as part of the Registration Statement on Form S-1 (see

"Documents Incorporated by Reference" Page 1), set forth  on the next page.

  Facets of Business

      1.   Summary                    1.   "Summary  of  the
Prospectus"
                                      (Pages 1-6).

      2.  Commodity  Markets          2.   "The  Commodities
Markets"
                                      (Pages 66-72).

     3.  Partnership's  Commodity   3.   "Trading  Policies"
(Page                                  Trading  Arrangements
and       61).   "The  Trading                      Policies
Managers" (Pages 32-61).

       4.   Management  of the Part-  4.    "The  Management
       Agreement"
        nership                        (Pages 63-66).   "The
General   Partner" (Pages                             28-30)
"The  Commodity                                      Broker"
(Pages  61-63),and                              "The Limited
Partner-                                                ship
Agreement" (Pages                                   75-78).

     5.  Taxation of the Partner-  5.   "Federal Income  Tax
ship's  Limited Partners                Aspects" and  "State
and                                        Local Income  Tax
Aspects" (Pages 81-89).


     (d)   Financial Information About Foreign and  Domestic
Operations and           Export Sales.

        The Partnership has not engaged in any operations in

foreign  countries;  however, the Partnership  (through  the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party, and trades in futures interests on foreign exchanges.


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

Management, Inc. ("DWFCM"), MSDWD (all such parties referred to  hereafter  as the "Dean Witter Parties"), certain  other limited partnership commodity pools of which Demeter is  the general  partner,  and  certain trading  advisors  to  those

pools.   On  June  16,  1997, the plaintiffs  in  the  above

actions  filed  a consolidated amended complaint,  alleging,

among  other  things, that the defendants  committed  fraud,

deceit,  negligent misrepresentation, various violations  of the  California Corporations Code, intentional and negligent breach  of  fiduciary duty, fraudulent and  unfair  business practices, unjust enrichment, and conversion in the sale and operation  of  the  various limited  partnerships  commodity

pools.   Similar purported class actions were also filed  on

September 18 and 20, 1996, in the Supreme Court of the State

of  New  York, New York County, and on November 14, 1996  in

the  Superior  Court  of the State of Delaware,  New  Castle

County,  against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various

limited   partnership   commodity   pools,   including   the

Partnership   sold  by  DWR.  A  consolidated  and   amended

complaint in the action pending in the Supreme

Court of the State of New York was filed on August 13, 1997,

alleging  that  the defendants committed  fraud,  breach  of fiduciary duty, and negligent misrepresentation in the  sale and  operation of the various limited partnership  commodity pools.  On December 16, 1997, upon motion of the plaintiffs,

the  action  pending in the Superior Court of the  State  of

Delaware  was voluntarily dismissed without prejudice.   The

complaints  seek  unspecified amounts  of  compensatory  and punitive  damages  and other relief.  It  is  possible  that additional  similar actions may be filed and  that,  in  the course  of  these actions, other parties could be  added  as defendants.  The Dean Witter Parties believe that they  have strong  defenses  to, and they will vigorously  contest  the actions.  Although the ultimate outcome of legal proceedings cannot  be  predicted with certainty, it is the  opinion  of management of the Dean Witter Parties that the resolution of the  actions will not have a material adverse effect on  the financial condition or the results of operations of  any  of the Dean Witter Parties.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                          PART II

Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED
         SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 2,638.  No distributions have been made by the

Partnership since it commenced trading operations  on  March

1,   1992.  Demeter  has  sole  discretion  to  decide  what

distributions,  if any, shall be made to  investors  in  the

Partnership.   No  determination has yet  been  made  as  to

future distributions.

Item 6.  SELECTED FINANCIAL DATA (in dollars)



For the Years Ended December 31,
                            1997          1996          1995           1994
1993
Total Revenues
(including  interest)    4,917,569   4,375,881     7,723,714   (11,717,844)
3,624,312


Net  Income  (Loss)       2,420,203   1,766,076    4,586,655   (16,267,965)
(2,839,770)


Net Income (Loss)
Per Unit (Limited
&  General  Partners)        97.12       73.76        114.30       (315.44)
(48.86)


Total  Assets           21,221.634   22,267,408    24,852,070    29,736,302
57,650,086


Total Limited
Partners'  Capital      20,276,293   21,020,037    23,774,361    28,148,186
55,968,381


Net Asset Value Per
Unit of Limited
Partnership  Interest       967.23       870.11       796.35         682.05
997.49











Item    7.     MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF    FINANCIAL
CONDITION AND           RESULTS OF OPERATIONS

       Liquidity.    The   Partnership's   assets   are   on   deposit   in

separate   commodity  interest  trading  accounts  with   DWR   and   Carr,

the   commodity  brokers,  and  are  used  by  the  Partnership  as  margin

to   engage   in   commodity   futures,   forward   contracts   and   other

commodity   interest   trading.   DWR  and  Carr  hold   such   assets   in

either   designated  depositories  or  in  securities   approved   by   the

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

Trading Policies.

       Credit   Risk.  In  addition  to  market  risk,  in  entering   into

futures,  options  and  forward  contracts  there  is  a  credit  risk   to

the   Partnership  that  the  counterparty  on  a  contract  will  not   be

able to meet its obligations to the

Partnership.    The   ultimate  counterparty   of   the   Partnership   for

futures   contracts  traded  in  the  United  States   and   most   foreign

exchanges   on   which   the  Partnership  trades  is   the   clearinghouse

associated   with   such  exchange.   In  general,   a   clearinghouse   is

backed   by   the  membership  of  the  exchange  and  will  act   in   the

event   of   non-performance  by  one  of  its  members  or  one   of   its

member's   customers,   and,   as   such,   should   significantly   reduce

this   credit   risk.    For   example,  a  clearinghouse   may   cover   a

default   by   (i)   drawing   upon   a   defaulting   member's   mandatory

contributions   and/or   non-defaulting   members'   contributions   to   a

clearinghouse   guarantee   fund,   established   lines   or   letters   of

credit   with  banks,  and/or  the  clearinghouse's  surplus  capital   and

other  available  assets  of  the  exchange  and  clearinghouse,  or   (ii)

assessing   its  members.   In  cases  where  the  Partnership  trades   on

a   foreign   exchange   where  the  clearinghouse   is   not   funded   or

guaranteed   by   the   membership   or   where   the   exchange    is    a

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

       There  can  be  no  assurance  that  a  clearinghouse,  exchange  or

other    exchange    member   will   meet   its    obligations    to    the

Partnership, and the

Partnership   is  not  indemnified  against  a  default  by  such   parties

from  Demeter  or  MSDWD  or  DWR.  Further,  the  law  is  unclear  as  to

whether   a   commodity   broker  has  any  obligation   to   protect   its

customers from loss in the event of an

exchange,    clearinghouse   or   other   exchange   member   default    on

trades   effected   for  the  broker's  customers;  any   such   obligation

on   the   part   of  the  broker  appears  even  less  clear   where   the

default occurs in a non-US jurisdiction.

      Demeter  deals  with  the  credit  risks  of  all  partnership's  for

which   it   serves  as  General  Partner  in  several  ways.   First,   it

monitors  each  partnership's  credit  exposure  to  each  exchange  on   a

daily   basis,   calculating  not  only  the  amount  of  margin   required

for   it   but   also  the  amount  of  its  unrealized   gains   at   each

exchange,   if   any.   The  Commodity  Brokers  inform  each  partnership,

as   with  all  their  customers,  of  its  net  margin  requirements   for

all  its  existing  open  positions, but  do  not  break  that  net  figure

down,   exchange   by  exchange.   Demeter,  however,   has   installed   a

system   which   permits   it  to  monitor  each  partnership's   potential

margin   liability,  exchange  by  exchange.   Demeter  is  then  able   to

monitor    the    individual    partnership's    potential    net    credit

exposure   to  each  exchange  by  adding  the  unrealized  trading   gains

on   that   exchange,  if  any,  to  the  partnership's  margin   liability

thereon.

       Second,   as   discussed   earlier,   each   partnership's   trading

policies  limit  the  amount  of  partnership  Net  Assets  that   can   be

committed  at  any  given  time  to  futures  contracts  and  require,   in

addition,   a   certain   minimum  amount   of   diversification   in   the

partnership's trading, usually over several different
products.   One  of  the  aims  of  such  trading  policies  has  been   to

reduce   the   credit   exposure  of  any   partnership   to   any   single

exchange    and,    historically,    such    partnership    exposure    has

typically amounted to only a small percentage of

its  total  Net  Assets.   On  those  relatively  few  occasions  where   a

partnership's   credit   exposure   has   climbed   above    that    level,

Demeter   has  dealt  with  the  situations  on  a  case  by  case   basis,

carefully   weighing  whether  the  increased  level  of  credit   exposure

remained   appropriate.   Demeter  expects  to  continue   to   deal   with

such situations in a similar manner in the future.

       Third,  Demeter  has  secured,  with  respect  to  Carr  acting   as

the   clearing  broker  for  the  partnerships,  a  guarantee   by   Credit

Agricole   Indosuez,   Carr's  parent,  of  the   payment   of   the   "net

liquidating   value"   of   the   transactions   (futures,   options    and

forward   contracts)  in  each  partnership's  account.   As  of   December

31,   1997,  Credit  Agricole  Indosuez'  total  capital  was  over   $3.25

billion   and  it  is  currently  rated  AA2  by  Moody's.   With   respect

to   forward   contract   trading,  the  partnerships   trade   with   only

those    counterparties   which   Demeter,   together   with   DWR,    have

determined   to  be  creditworthy.   At  the  date  of  this  filing,   the

partnerships  deal  only  with  Carr  as  their  counterparty  on   forward

contracts.    The   guarantee   by   Carr's   parent,   discussed    above,

covers these forward contracts.

        See    "Financial   Instruments"   under   Notes    to    Financial

Statements   in   the  Partnership's  1997  Annual  Report   to   Partners,

incorporated by reference in this Form 10-K.

       Capital  Resources.   The  Partnership  does  not  have,  nor   does

it   expect  to  have,  any  capital  assets.   Redemptions  of  additional

Units   of   Limited  Partnership  Interest  in  the  future  will   affect

the amount of funds available

for   investments  in  subsequent  periods.   As  redemptions  are  at  the

discretion   of   Limited  Partners,  it  is  not  possible   to   estimate

the amount and therefore the impact of future redemptions.

       Results   of   Operations.    As   of   December   31,   1997,   the

Partnership's    total   capital   was   $20,968,795,   a    decrease    of

$674,210   from   the  Partnership's  total  capital  of  $21,643,005,   at

December   31,   1996.   For  the  year  ended  December  31,   1997,   the

Partnership    generated    net   income   of    $2,420,203    and    total

redemptions aggregated $3,094,413.

       For   the   year   ended  December  31,  1997,   the   Partnership's

total     trading    revenues,    including    interest    income,     were

$4,917,569.    The  Partnership's  total  expenses  for   the   year   were

$2,497,366,  resulting  in  net  income  of  $2,420,203.   The   value   of

an   individual  unit  in  the  Partnership  increased  from   $870.11   at

December 31, 1996 to $967.23 at December 31, 1997.

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

     total trading revenues, including interest income, were

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

total     trading    revenues,    including    interest    income,     were

$7,723,714.    The  Partnership's  total  expenses  for   the   year   were

$3,137,059,  resulting  in  net  income  of  $4,586,655.   The   value   of

an   individual  unit  in  the  Partnership  increased  from   $682.05   at

December 31, 1994 to $796.35 at December 31, 1995.

        The    Partnership's   overall   performance   record    represents

varied  results  of  trading  in  different  commodity  markets.    For   a

further   description  of  trading  results,  refer  to   the   letter   to

the   Limited   Partners  in  the  accompanying  1997  Annual   Report   to

Partners,   incorporated   by   reference   in   this   Form   10-K.    The

Partnership's   gains   and  losses  are  allocated   among   its   Limited

Partners for income tax purposes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The   information   required   by   this   Item   appears   in   the

attached   1997   Annual  Report  to  Partners  and  is   incorporated   by

reference in this Annual Report on Form 10-K.

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

Demeter   is   wholly-owned  by  MSDWD  and  is  an   affiliate   of   DWR.

MSDWD,   DWR   and   Demeter  may  each  be  deemed   to   be   "promoters"

and/or   a  "parent"  of  the  Partnership  within  the  meaning   of   the

federal securities laws.

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

York   Stock   Exchange,   the  American  Stock   Exchange,   the   Chicago

Board Options Exchange, and other major securities exchanges.

       DWR   is   registered   with  the  CFTC  as  a  futures   commission

merchant and is a
member  of  the  NFA  in  such  capacity.  As of  December  31,  1997,  DWR

is   servicing  its  clients  through  a  network  of  401  branch  offices

with   approximately   10,155  account  executives   servicing   individual

and institutional client accounts.

Directors and Officers of the General Partner

       The   directors  and  officers  of  Demeter  as  of   December   31,

1997 are as follows:

       Richard  M.  DeMartini,  age  45,  is  the  Chairman  of  the  Board

and  a  Director  of  Demeter.   Mr. DeMartini  is  also  Chairman  of  the

Board  and  a  Director  of  Dean  Witter  Futures  &  Currency  Management

Inc.   ("DWFCM").    Mr.  DeMartini  is  president  and   chief   operating

officer   of   MSDWD's   Individual  Asset  Management   Group.    He   was

named  to  this  position  in  May of 1997  and  is  responsible  for  Dean

Witter    InterCapital,    Van   Kampen   American    Capital,    insurance

services,    managed    futures,   unit   trust,   investment    consulting

services,   Dean   Witter   Realty,  and   NOVUS   Financial   Corporation.

Mr.   DeMartini  is  a  member  of  the  MSDWD  management   committee,   a

director  of  the  InterCapital  funds,  a  trustee  of  the  TCW/DW  funds

and   a   trustee   of   the  Van  Kampen  American  Capital   and   Morgan

Stanley   retail   funds.   Mr.  DeMartini  has  been  with   Dean   Witter

his   entire   career,   joining  the  firm   in   1975   as   an   account

executive.    He  served  as  a  branch  manager,  regional  director   and

national   sales   director,   before   being   appointed   president   and

chief   operating  officer  of  the  Dean  Witter  Consumer  Markets.    In

1988  he  was  named  president  and  chief  operating  officer  of  Sears'

Consumer   Banking  Division  and  in  January  1989  he  became  president

and    chief    operating   officer   of   Dean   Witter   Capital.     Mr.

DeMartini
has   served  as  chairman  of  the  board  of  the  Nasdaq  Stock  Market,

Inc.   and   vice  chairman  of  the  board  of  the  National  Association

of   Securities   Dealers,   Inc.   A  native   of   San   Francisco,   Mr.

DeMartini   holds  a  bachelor's  degree  in  marketing  from   San   Diego

State University.

       Mark   J.   Hawley,  age  54,  is  President  and  a   Director   of

Demeter.    Mr.  Hawley  is  also  President  and  a  Director  of   DWFCM.

Mr.   Hawley  joined  DWR  in  February  1989  as  Senior  Vice   President

and   is   currently  the  Executive  Vice  President   and   Director   of

DWR's   Managed  Futures  Department.   From  1978  to  1989,  Mr.   Hawley

was   a   member   of   the  senior  management  team  at   Heinold   Asset

Management,   Inc.,  a  CPO,  and  was  responsible  for   a   variety   of

projects  in  public  futures  funds.   From  1972  to  1978,  Mr.   Hawley

was  a  Vice  President  in  charge  of  institutional  block  trading  for the Mid-West at Kuhn Loeb & Company.

      Lawrence  Volpe,  age  50,  is  a  Director  of  Demeter  and  DWFCM.

Mr.  Volpe  joined  DWR  as  a  Senior Vice  President  and  Controller  in

September   1983,   and  currently  holds  those  positions.    From   July

1979   to   September  1983,  he  was  associated  with   E.F.   Hutton   &

Company   Inc.   and  prior  to  his  departure,  held  the  positions   of

First  Vice  President  and  Assistant  controller.   From  1970  to   July

1979,  he  was  associated  with  Arthur  Anderson  &  Co.  and  prior   to

his   departure   served  as  audit  manager  in  the  financial   services

division.

       Joseph   G.   Siniscalchi,  age  52,  is  a  Director  of   Demeter.

Mr.   Siniscalchi   joined   DWR   in   July   1984   as   a   First   Vice

President,  Director  of  General  Accounting  and  served  as   a   Senior

Vice    President   and   Controller   for   DWR's   Securities    division

through 1997.  He is currently Executive Vice

President   and  Director  of  the  Operations  Division   of   DWR.   From

February   1980   to   July   1984,  Mr.  Siniscalchi   was   Director   of

Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

       Edward   C.  Oelsner,  III,  age  55,  is  a  Director  of  Demeter.

Mr.  Oelsner  is  currently  an  Executive  Vice  President  and  head   of

the   Product   Development  Group  at  Dean  Witter   InterCapital   Inc.,

an  affiliate  of  DWR.  Mr.  Oelsner joined DWR  in  1981  as  a  Managing

Director   in   DWR's   Investment  Banking  Department   specializing   in

coverage   of   regulated   industries   and,   subsequently,   served   as

head  of  the  DWR  Retail  Products Group.   Prior  to  joining  DWR,  Mr.

Oelsner   held   positions   at  The  First   Boston   Corporation   as   a

member   of   the   Research  and  Investment  Banking   Departments   from

1967   to   1981.   Mr.  Oelsner  received  his  M.B.A.  in  Finance   from

the   Columbia  University  Graduate  School  of  Business  in   1966   and

an A.B. in Politics from Princeton University in 1964.

       Robert   E.  Murray,  age  37,  is  a  Director  of  Demeter.    Mr.

Murray   is  also  a  Director  of  DWFCM.   Mr.  Murray  is  currently   a

Senior   Vice  President  of  DWR's  Managed  Futures  Department  and   is

the   Senior  Administrative  Officer  of  DWFCM.   Mr.  Murray  began  his

career   at  DWR  in  1984  and  is  currently  the  Director  of   Product

Development    for    the    Managed    Futures    Department.     He    is

responsible    for    the    development    and    maintenance    of    the

proprietary   Fund  Management  System  utilized  by  DWFCM   and   Demeter

in   organizing   information   and  producing   reports   for   monitoring

clients'   accounts.   Mr.  Murray  currently  serves  as  a  Director   of

the   Managed  Funds  Association.   Mr.  Murray  graduated  from   Geneseo

State

University in May 1983 with a B.A. degree in Finance.

      Patti  L.  Behnke, age 37, is Vice President and Chief Financial

Officer  of Demeter.  Ms. Behnke joined DWR in April 1991 as Assistant

Vice  President of Financial Reporting and is currently a  First  Vice

President  and  Director of Financial Reporting  and  Managed  Futures

Accounting in the Individual Asset Management Group.  Prior to joining

DWR,  Ms. Behnke held positions of increasing responsibility  at  L.F.

Rothschild  &  Co.  and Carteret Savings Bank.  Ms. Behnke  began  her career  at Arthur Anderson & Co., where she was employed in the  audit division  from 1982-1986.  She is a member of the AICPA  and  the  New

York State Society of Certified Public Accountants.

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

Item  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND

MANAGEMENT

      (a)   Security Ownership of Certain Beneficial Owners  -  As  of

December 31, 1997, there were no persons known to be beneficial owners of more than 5 percent of the Units of Limited Partnership Interest in the Partnership.

      (b)   Security Ownership of Management - At December  31,  1997,

Demeter   owned   715.962  Units  of  General   Partnership   Interest

representing a 3.30 percent interest in the Partnership.

     (c)  Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in

the accompanying 1997 Annual Report to Partners, incorporated by reference in this

Form  10-K.   In  its capacity as the Partnership's  retail  commodity
broker, DWR

received commodity brokerage commissions (paid and accrued by the Partnership) of

$1,509,723 for the period ended December 31, 1997.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM

8-K

(a)  1. Listing of Financial Statements

      The  following  financial statements and report  of  independent accountants, all

appearing  in  the  accompanying 1997 Annual Report to  Partners,  are incorporated by reference in this Form 10-K:

          - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1997, 1996 and 1995.

          -     Statements  of Financial Condition as of December  31,
          1997 and 1996.

          - Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          -    Notes to Financial Statements.

      With  the  exception of the aforementioned information  and  the information incorporated in Items 7, 8 and 13, the 1997 Annual  Report to Partners is not deemed to be filed with this report.

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

                                              DEAN  WITTER GLOBAL
                         PERSPECTIVE PORTFOLIO FUND

(Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 24, 1998           BY: /s/ Mark J. Hawley
                                 Mark J. Hawley, Director and
                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Mark J. Hawley                                March 24,
1998
        Mark J. Hawley, Director and
          President

     /s/  Richard M. DeMartini                          March 24,
1998
        Richard M. DeMartini, Director
          and Chairman of the Board


     /s/  Lawrence Volpe                                March 24,
1998
        Lawrence Volpe, Director


     /s/  Joseph G. Siniscalchi                         March 24,
1998
        Joseph G. Siniscalchi, Director


     /s/  Edward C. Oelsner III                         March 24,
1998
        Edward C. Oelsner III, Director


     /s/  Robert E. Murray                              March 24,
1998
        Robert E. Murray, Director


     /s/  Patti L. Behnke                               March 24,
1998
        Patti L. Behnke, Chief Financial
          Officer and Principal Accounting
          Officer

                         EXHIBIT INDEX
      ITEM                                                 METHOD
OF FILING
  -3.                                         Limited Partnership
Agreement of
     the Partnership, dated as of
     November 7, 1991.                       (1)

-10.                                                   Management
Agreements among the
     Partnership, Demeter and A.O. Management,        (2)
     Inc., Chang Crowell and Millburn
     each dated as of December 31, 1991.

-10.                                          Customer  Agreement
Between the
                                              Partnership and DWR
dated as of December 31, 1991.               (3)


-10.                                         Management Agreement
among the
                                             Partnership, Demeter
Management
     Corporation and ELM Financial           (6)
     Incorporated dated as of
     May 1, 1994.

-10.                                         Management Agreement
among the
                                             Partnership, Demeter
Management
     Corporation and EMC Capital             (7)
     Managements, Inc. dated as of
     June 1, 1994.

-13.                                          December  31,  1997
Annual Report to Limited Partners.           (4)

-21.                                           Supplement  (dated
April 27, 1992)
     to the Prospectus.                      (5)

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

(4)                                         Filed herewith.

(5)                                            Incorporated    by
     reference to the Partnership's Registration Statement on Form S-1, Post Effective Amendment Number 1.

(6)                                            Incorporated    by
     reference  to  Exhibit  10.03 of  the  Partnership's  Annual
     Report on Form 10-K for the fiscal year ended December 31, 1994.

(7)                                            Incorporated    by
     reference  to  Exhibit  10.04 of  the  Partnership's  Annual
     Report on Form 10-K for the fiscal year ended December 31, 1994.

Global
Perspective
Portfolio





December 31, 1997
Annual Report



                         [LOGO] DEAN WITTER

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
ANNUAL REPORT
1997

Dear Limited Partner:

This marks the sixth annual report for the Global Perspective Portfolio L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $870.11 and finished 1997 at a Net Asset Value per Unit of $967.23, a net gain of 11.1%. The Fund has decreased by 3.3% since its inception of trading in March 1992 ( a compound annualized return of -.6%).

The Fund posted gains during January due primarily to a decline in value of most major world currencies relative to the U.S. dollar. Additional gains were recorded from short gold futures positions as gold prices, which had moved lower late in 1996, continued to decline. Additional gains were recorded by the Fund during February as the value of the U.S. dollar continued to strengthen relative to most world currencies. Smaller gains were recorded from short positions in the energy markets as oil and gas prices moved lower. Performance during March resulted in a portion of previous months' profits being given back as many of the markets that produced gains in January and February experienced trend reversals and choppy price movement. The most significant losses were recorded in the energy markets as oil and gas prices reversed higher early in the month. Smaller losses were recorded in the currency markets as the value of most European currencies reversed higher versus the U.S. dollar.

Losses were experienced during April as the difficult trading environment that began in March continued. The most significant losses were recorded in the financial futures markets as international bond prices moved in a trendless pattern and domestic bond prices rallied higher late in the month after showing signs of trending lower previously. The Fund posted profits during May from long Australian bond futures positions as prices in this market trended higher. Smaller gains were recorded from short Japanese bond futures positions. Trading gains were also recorded from long global stock index futures positions as global equity prices trended higher. During June, gains were recorded from long global bond futures positions as prices trended higher. Smaller gains were recorded in the agricultural markets from short positions as soybean, corn and wheat futures prices decreased.

During July, the Fund posted significant profits from long positions in global interest rate futures as U.S., Australian, European and Japanese interest rate futures prices trended higher. Additional gains were recorded from short European currency positions as the U.S. dollar again strengthened. A sharp trend reversal in global interest rate futures prices during August resulted in a give-back of a portion of July's profits. Additional losses were recorded in the currency markets as the value of most European currencies increased relative to the U.S. dollar after moving lower previously. The Fund recorded relatively flat performance during September as gains in global financial futures offset losses in a majority of the other markets traded.

A sharp trend reversal in international interest rate futures prices during October resulted in a give-back of a portion of September's profits. Additional losses were recorded as a result of short-term volatility in domestic bond and stock index futures throughout a majority of the month. Trading gains recorded in the agricultural markets offset a small portion of these losses. During November, small losses were recorded as gains in currencies from short Japanese yen positions and in metals from short gold futures positions were offset by losses in financial futures from trading Japanese bond futures. The Fund posted profits during December primarily from short oil and gas futures positions as prices in these markets moved lower on news of OPEC's decision to raise production supplies. Gains were also recorded in the metals markets.

Overall, the Fund recorded net profits primarily as a result of sustained price trends in the currency markets throughout much of the year. The Fund also recorded profits from long global interest rate futures positions during July. Additionally, the Fund's diversification over a variety of market complexes allowed the Fund to record smaller trading gains in traditional commodities, particularly in the energy and metals markets, late in the year.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/ Mark J. Hawley

    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Global Perspective Portfolio L.P. (the "Partnership") as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Global Perspective Portfolio L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche, LLP

February 17, 1998
New York, New York

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                        DECEMBER 31,
                                                    ---------------------
                                                       1997       1996
                                                    ---------- ----------
                                                        $          $
                                 ASSETS
Equity in Commodity futures trading accounts:
 Cash                                               19,685,194 20,791,474
 Net unrealized gain on open contracts               1,204,698  1,076,373
 Net option premiums                                    53,391    109,179
                                                    ---------- ----------
 Total Trading Equity                               20,943,283 21,977,026
Due from DWR                                           204,727    218,310
Interest receivable (DWR)                               73,624     72,072
                                                    ---------- ----------
 Total Assets                                       21,221,634 22,267,408
                                                    ========== ==========
                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Redemptions payable                                   199,785    448,724
 Accrued management fees                                53,054     55,367
 Accrued administrative expenses                           --      19,045
 Accrued brokerage commissions (DWR)                       --      91,914
 Accrued transaction fees and costs                        --       9,353
                                                    ---------- ----------
 Total Liabilities                                     252,839    624,403
                                                    ---------- ----------
PARTNERS' CAPITAL
 Limited Partners (20,963.193 and 24,157.801 Units,
   respectively)                                    20,276,293 21,020,037
 General Partner (715.962 Units)                       692,502    622,968
                                                    ---------- ----------
 Total Partners' Capital                            20,968,795 21,643,005
                                                    ---------- ----------
 Total Liabilities and Partners' Capital            21,221,634 22,267,408
                                                    ========== ==========
NET ASSET VALUE PER UNIT                                967.23     870.11
                                                    ========== ==========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
STATEMENTS OF OPERATIONS

                                     FOR THE YEARS
                                         ENDED
                                     DECEMBER 31,
                             ------------------------------
                               1997      1996       1995
                             --------- ---------  ---------
                                 $         $          $
REVENUES
Trading Profit (Loss):
 Realized                    3,890,363 3,670,678  6,709,102
 Net change in unrealized      128,325  (158,241)  (238,638)
                             --------- ---------  ---------
  Total Trading Results      4,018,688 3,512,437  6,470,464
Interest income (DWR)          898,881   863,444  1,253,250
                             --------- ---------  ---------
  Total Revenues             4,917,569 4,375,881  7,723,714
                             --------- ---------  ---------
EXPENSES
Brokerage commissions (DWR)  1,509,723 1,679,928  1,972,567
Management fees                674,600   668,857    861,074
Transaction fees and costs     239,661   205,461    260,306
Administrative expenses         56,077    55,559     43,112
Incentive fee                   17,305       --         --
                             --------- ---------  ---------
  Total Expenses             2,497,366 2,609,805  3,137,059
                             --------- ---------  ---------
NET INCOME                   2,420,203 1,766,076  4,586,655
                             ========= =========  =========
NET INCOME ALLOCATION:
Limited Partners             2,350,669 1,713,263  4,504,824
General Partner                 69,534    52,813     81,831
NET INCOME PER UNIT:
Limited Partners                 97.12     73.76     114.30
General Partner                  97.12     73.76     114.30

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                  UNITS OF
                                 PARTNERSHIP   LIMITED    GENERAL
                                  INTEREST     PARTNERS   PARTNER   TOTAL
                                 -----------  ----------  ------- ----------
                                                  $          $        $
Partners' Capital, December 31,
1994                              41,985.791  28,148,186  488,324 28,636,510
Net Income                               --    4,504,824   81,831  4,586,655
Redemptions                      (11,415.597) (8,878,649)     --  (8,878,649)
                                 -----------  ----------  ------- ----------
Partners' Capital, December 31,
1995                              30,570.194  23,774,361  570,155 24,344,516
Net Income                               --    1,713,263   52,813  1,766,076
Redemptions                       (5,696.431) (4,467,587)     --  (4,467,587)
                                 -----------  ----------  ------- ----------
Partners' Capital,
December 31, 1996                 24,873.763  21,020,037  622,968 21,643,005
Net Income                               --    2,350,669   69,534  2,420,203
Redemptions                       (3,194.608) (3,094,413)     --  (3,094,413)
                                 -----------  ----------  ------- ----------
Partners' Capital,
December 31, 1997                 21,679.155  20,276,293  692,502 20,968,795
                                 ===========  ==========  ======= ==========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
STATEMENTS OF CASH FLOWS

                                                    FOR THE YEARS
                                                        ENDED
                                                    DECEMBER  31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
                                               $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  2,420,203   1,766,076   4,586,655
Noncash item included in net income:
 Net change in unrealized                    (128,325)    158,241     238,638
(Increase) decrease in operating assets:
 Net option premiums                           55,788     (40,917)    208,438
 Due from DWR                                  13,583    (175,137)    112,812
 Interest receivable (DWR)                     (1,552)     14,061      30,462
Increase (decrease) in operating
  liabilities:
 Accrued management fees                       (2,313)     (6,061)    (12,299)
 Accrued administrative expenses              (19,045)     (1,105)      9,832
 Accrued brokerage commissions (DWR)          (91,914)     31,392      22,754
 Accrued transaction fees
    and costs                                  (9,353)      4,078       2,823
                                           ----------  ----------  ----------
Net cash provided by operating activities   2,237,072   1,750,628   5,200,115
                                           ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                    (248,939)     88,545    (615,348)
Redemptions of units                       (3,094,413) (4,467,587) (8,878,649)
                                           ----------  ----------  ----------
Net cash used for financing activities     (3,343,352) (4,379,042) (9,493,997)
                                           ----------  ----------  ----------
Net decrease in cash                       (1,106,280) (2,628,414) (4,293,882)
Balance at beginning of period             20,791,474  23,419,888  27,713,770
                                           ----------  ----------  ----------
Balance at end of period                   19,685,194  20,791,474  23,419,888
                                           ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Global Perspective Portfolio L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of futures contracts, and forward contracts, and options on futures contracts and physical commodities, and other commodity interests. The general partner for the Partnership is Demeter Management Corporation ("Demeter"). Demeter is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At the time DWD changed its corporate name to MSDWD.

Through February 28, 1997, Demeter retained Abacus Asset Management Inc. ("AAM"), ELM Financial, Inc. ("ELM"), EMC Capital Management, Inc. ("EMC"), and Millburn Ridgefield Corporation ("Millburn") as the trading advisors of the Partnership.

Effective March 1, 1997 AAM was removed as a trading advisor to the Partnership and assets previously managed by AAM were reallocated among the remaining trading advisors.

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR") also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnership's futures and futures options trades and the counterparty on the Partnership's foreign currency trades. DWR will continue to serve as the non-clearing commodity broker for the Partnerships with Carr providing all clearing services for the Partnership's transactions.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

REVENUE RECOGNITION--Commodity futures contracts, commodity options and forward contracts on foreign currencies are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury Bills issued during such month.

For purposes of such interest payments, Net Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--The Partnership accrues brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates. Transaction fees and costs are accrued on a half-turn basis.

Prior to September 1, 1996, brokerage commissions were capped at 3/4 of 1% per month of the Net Assets allocated to each trading advisor as defined in the Limited Partnership Agreement.

Effective September 1, 1996, brokerage commissions and transaction fees chargeable to the Partnership have been capped at 13/20 of 1% per month of the Partnership's month-end Net Assets as defined in the Limited Partnership Agreement.

OPERATING EXPENSES--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any month upon five business days advance notice by redemption form to Demeter.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

2. RELATED PARTY TRANSACTIONS

The Partnership's cash is on deposit with DWR and Carr in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. Under its Customer Agreement with DWR, the Partnership pays DWR brokerage commissions as described in Note 1.

3. TRADING ADVISORS

Compensation to ELM, EMC and Millburn consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The Partnership pays a monthly management fee equal to 1/4 of 1% per month of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

INCENTIVE FEE--The Partnership will pay a quarterly incentive fee to each trading advisor equal to 17.5% of the trading advisor's "Trading Profits", as defined in the Limited Partnership Agreement, experienced by the Net Assets allocated to such trading advisor as of the end of each calendar quarter. If a trading advisor

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

has experienced "Trading Losses" with respect to its allocated Net Assets at the time of any supplemental closing, the trading advisor must earn back such losses plus a pro rata amount related to the funds allocated to the trading advisor at such supplemental closing before the trading advisor is eligible for an incentive fee. Such incentive fee is accrued in each month in which "Trading Profits" occur. In those months in which "Trading Profits" are negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is to be paid to such advisor on those redemptions in the month of such redemptions.

4. FINANCIAL INSTRUMENTS

The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum, and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996, open contracts were:

                         CONTRACT OR NOTIONAL AMOUNT
                         ----------------------------
                              1997          1996
                         -------------- -------------
                               $              $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase     62,649,000    21,821,000
 Commitments to Sell         13,651,000    86,598,000
Commodity Futures:
 Commitments to Purchase      2,824,000     4,784,000
 Commitments to Sell         15,049,000    12,396,000
Foreign Futures:
 Commitments to Purchase    113,061,000    89,863,000
 Commitments to Sell         29,346,000     5,713,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS
 Commitments to Purchase     25,431,000    29,783,000
 Commitments to Sell         37,596,000    36,562,000

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $1,204,698 and $1,076,373 at December 31, 1997 and 1996,
respectively.

Of the $1,204,698 net unrealized gain on open contracts at December 31, 1997, $1,259,832 related to exchange-traded futures contracts and $(55,134) related to off-exchange-traded forward currency contracts.

Of the $1,076,373 net unrealized gain on open contracts at December 31, 1996, $1,046,658 related to exchange- traded futures contracts and $29,715 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1997 and 1996 mature through December 1998 and June 1998, respectively.Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1997 and 1996 mature through March 1998 and January 1997, respectively.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because either DWR or Carr acts as the futures commission merchant or the counterparty, with respect to most of the Partnership's assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants for all of the Partnership's exchange-traded futures and options contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and option contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $20,945,026 and $21,838,132 at December 31, 1997 and 1996, respectively. With respect to the Partnership's off-exchange-traded forward currency and option contracts, there are no daily settlements of variations

Dean Witter Global Perspective Portfolio L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

in value nor is there any requirement that an amount equal to the net unrealized gain on open forward and option contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez, has guaranteed Carr's obligations to the Partnership.

For the years ended December 31, 1997 and 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                                         1997
                                                ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              40,539,000 32,632,000
 Options on Financial Futures                    2,903,000        --
 Commodity Futures                              11,044,000  9,567,000
 Foreign Futures                                53,622,000 47,919,000
 Options on Foreign Futures                        299,000        --
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  44,844,000 48,047,000
                                                         1996
                                                ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              50,976,000 52,598,000
 Options on Financial Futures                    9,545,000        --
 Commodity Futures                               7,374,000  6,609,013
 Foreign Futures                                59,550,000 15,161,000
 Options on Foreign Futures                        541,000        --
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  35,955,000 41,296,000

5. LEGAL MATTERS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation,

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interest, in various limited partnership commodity pools, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

DEAN WITTER REYNOLDS INC.
Two World Trade Center
62nd Floor
New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148