Form 10-Q
period 1998-03-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1998-05-15
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-42360

               DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3642323
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY         10048
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (212) 392-5454


_________________________________________________________________
_
(Former name, former address, and former fiscal year, if changed since last report)

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

                       March 31, 1998



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1998
     (Unaudited) and December 31, 1997.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1998 and 1997
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-15


Part II. OTHER INFORMATION

Item 1  Legal Proceedings..............................16-17

Item 6. Exhibits and Reports on Form 8-K..................18







                 PART I.  FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
               STATEMENTS OF FINANCIAL CONDITION
                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                               19,244,137     19,685,194
 Net unrealized gain on open contracts 941,751      1,204,698
 Net option premiums                    99,460         53,391

 Total Trading Equity               20,285,348     20,943,283

Due from DWR                           220,935        204,727
Interest receivable (DWR)               70,007         73,624

 Total Assets                       20,576,290     21,221,634

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   266,656        199,785
 Accrued management fees                51,408         53,054
 Accrued administrative expenses        13,054           -

 Total Liabilities                     331,118        252,839

Partners' Capital

 Limited Partners (20,413.261 and
  20,963.193 Units, respectively)   19,559,166     20,276,293
 General Partner (715.962 Units)       686,006        692,502

 Total Partners' Capital            20,245,172     20,968,795

  Total  Liabilities and Partners' Capital    20,576,290    21,22
1,634


NET ASSET VALUE PER UNIT                958.16          967.23

         The accompanying footnotes are an integral part of these financial statements.


         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Quarters Ended March 31,

                                       1998           1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       439,886    2,699,303
    Net change in unrealized       (262,947)     414,364

      Total Trading Results        176,939    3,113,667

 Interest Income (DWR)             207,655       229,300

      Total Revenues               384,594    3,342,967

EXPENSES

 Brokerage commissions (DWR)       341,332     375,610
 Management fees                   157,044     177,817
 Transaction fees and costs         65,966      54,186
 Administrative expenses            13,054        14,781

    Total Expenses                 577,396     622,394

NET INCOME (LOSS)                  (192,802) 2,720,573



NET INCOME (LOSS) ALLOCATION

 Limited Partners                  (186,306) 2,641,695
 General Partner                     (6,496)   78,878

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(9.07)                                      110.17
                          General                         Partner
(9.07)                                   110.17



        The accompanying footnotes are an integral part of these financial statements.


       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
 December 31, 1996    24,873.763           $21,020,037           $622,968
$21,643,005

Net Income             -                   2,641,695             78,878
2,720,573

Redemptions          (1,069.189)             (1,028,334)                 -
(1,028,334)

Partners' Capital
 March 31, 1997      23,804.574            $22,633,398           $701,846
$23,335,244




Partners' Capital
   December 31, 1997 21,679.155            $20,276,293           $692,502
$20,968,795

Net Loss               -                   (186,306)     (6,496)      (192,802)

Redemptions             (549.932)             (530,821)                  -
(530,821)

Partners' Capital
   March 31, 1998      21,129.223          $19,559,166            $686,006
$20,245,172









         The accompanying footnotes are an integral part of these financial statements.



       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                    (192,802)              2
,720,573
Noncash item included in net income (loss):
      Net  change  in  unrealized         262,947               (
414,364)

(Increase)decrease in operating assets:
    Net option premiums              (46,069)            41,033
    Due from DWR                     (16,208)            82,856
    Interest receivable (DWR)         3,617              (10,197)

Increase (decrease) in operating liabilities:
    Accrued management fees           (1,646)            4,047
    Accrued administrative expenses  13,054              9,123
    Accrued brokerage commissions (DWR)-                 7,466
       Accrued   transaction   fees   and   costs               -
(765)

Net  cash  provided  by  operating  activities      22,893      2
,439,772


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in redemptions payable66,871        (77,508)
   Redemptions  of  units                (530,821)              (
1,028,334)

Net  cash  used  for  financing  activities    (463,950)        (
1,105,842)

Net  increase  (decrease)  in  cash      (441,057)              1
,333,930

Balance  at  beginning  of  period    19,685,194                2
0,791,474

Balance  at  end  of  period          19,244,137                2
2,125,404



        The accompanying footnotes are an integral part of these financial statements.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and  financial condition of  Dean  Witter  Global

Perspective  Portfolio Fund (the "Partnership").   The  financial

statements  and  condensed  notes,  herein  should  be  read   in

conjunction  with  the  Partnership's December  31,  1997  Annual

Report on Form 10K.


1. Organization

Dean  Witter  Global  Perspective Portfolio  Fund  is  a  limited partnership  organized  to engage in the speculative  trading  of commodity  futures  contracts, commodity  options  contracts  and forward  contracts on foreign currencies (collectively,  "Futures

Interests").  The general partner for the Partnership is  Demeter

Management  Corporation ("Demeter").  The non-clearing  commodity broker is Dean Witter Reynolds Inc. ("DWR"), with an unaffiliated broker,  Carr  Futures,  Inc. ("Carr"),  providing  clearing  and

execution  services.   Both  Demeter  and  DWR  are  wholly-owned

subsidiaries  of  Morgan Stanley Dean Witter  and  Co.  ("MSDW").

Demeter has retained ELM Financial, Inc., EMC Capital Management,

Inc., and Millburn Ridgefield Corporation as the trading advisors of the Partnership.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




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

Futures and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the contracts.  There  are numerous factors which  may  significantly influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                Contract or Notional Amount
                              March 31, 1998 December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       10,611,000     62,649,000
   Commitments to Sell           87,761,000     13,651,000
 Commodity Futures:
   Commitments to Purchase        8,436,000      2,824,000
   Commitments to Sell            8,582,000     15,049,000
 Foreign Futures:
   Commitments to Purchase       73,477,000    113,061,000
   Commitments to Sell           77,659,000     29,346,000
Off-Exchange-Traded
Forward Currency Contracts
   Commitments to Purchase       13,141,000     25,431,000
   Commitments to Sell           28,375,000     37,596,000

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

Statements  of  Financial  Condition  and  totaled  $941,751  and

$1,204,698 at March 31, 1998 and December 31, 1997, respectively.



Of  the  $941,751 net unrealized gain on open contracts at  March

31,   1998,  $605,655  was  related  to  exchange-traded  futures contracts  and  $336,096  related to off-exchange-traded  forward currency contracts.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of  the  $1,204,698  net unrealized gain  on  open  contracts  at

December 31, 1997, $1,259,832 related to exchange-traded  futures contracts  and  $(55,134) related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1998  and December 31, 1997 mature  through  December

1998.  Off-exchange-traded forward currency contracts held by the

Partnership  at  March  31,  1998 and December  31,  1997  mature through April 1998 and January 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.


The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the sole counterparty,

with  respect  to  most of the Partnership's  assets.   Exchange-

traded  futures and options contracts are marked to market  on  a daily  basis, with variations in value settled on a daily  basis.

DWR  and Carr, as the futures commission merchants for all of the

Partnership's exchange-traded futures and options contracts,  are required pursuant to regulations of the Commodity Futures Trading

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Commission  ("CFTC") to segregate from their own assets  and  for the

sole benefit of their commodity customers, all funds held by them with  respect  to  exchange-traded futures and options  contracts including an amount equal to the net unrealized gain on all  open futures  and  options contracts, which funds totaled  $19,849,792 and  $20,945,026  at  March  31,  1998  and  December  31,  1997,

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



For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:

                                              March 1998
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                  38,273,000       38,145,000
  Options on Financial Futures        2,883,000            -
  Commodity Futures                   4,808,000       11,385,000
  Foreign Futures                    98,172,000       46,339,000
  Options on Foreign Futures          5,135,000            -
Off-Exchange-Traded Forward
 Currency Contracts                  42,996,000       51,555,000

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


                                            December 1997
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                40,539,000         32,632,000
  Options on Financial Futures      2,903,000              -
  Commodity Futures                11,044,000          9,567,000
  Foreign Futures                  53,622,000         47,919,000
  Options on Foreign Futures          299,000              -
Off-Exchange-Traded
 Forward Currency Contracts        44,844,000         48,047,000

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

If  the  price for a futures contract for a particular  commodity has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions  in  the commodity can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.  There is  no  limita-tion  on  daily price  moves  in  trading  forward contracts on foreign
currencies.   The  markets  for some world  currencies  have  low

trading   volume  and  are  illiquid,  which  may   prevent   the

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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading revenues including interest income were $384,594.  During the  first quarter, the Partnership recorded a loss in Net  Asset

Value per Unit.  The most significant losses were recorded in the currency markets during January due primarily to a reversal lower in  the  previous  upward trend in the value of the  U.S.  dollar relative  to  the  German mark, Japanese yen and  the  Australian dollar.  Additional currency losses were recorded during February as  the  stability of the Japanese economy remained questionable,

thus causing the value of the yen to move in a short-term volatile pattern. A portion of these losses was offset by gains in  March  from short positions in the Japanese yen, Swiss  franc and  German  mark  relative to the U.S. dollar  and  other  world

currencies.   In  the metals markets, losses were  recorded  from

short  copper  futures positions as prices  moved  higher  during

January  and  March,  and from long silver futures  positions  as silver  prices  reversed  lower during  February  after  trending higher previously. Smaller losses were recorded in the energy and soft  commodities market from short positions in  crude  oil  and cotton  futures  as  prices in these markets moved  higher  after

trending  lower  previously.   A  portion  of  the  Partnership's

overall losses was offset by gains in financial futures from long positions  in  European bond and U.S. stock index futures  during

January  and March, respectively.  Total expenses for the  period were $577,396, resulting in a net loss of $192,802.  The value of an  individual Unit in the Partnership decreased from $967.23  at

December 31, 1997 to $958.16 at March 31, 1998.



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

Futures  &  Currency Management, Inc. ("DWFCM"), MSDW  (all  such parties  referred  to  hereafter as the "Dean  Witter  Parties"),

certain  other  limited  partnership  commodity  pools  of  which

Demeter  is the general partner, and certain trading advisors  to

those  pools.   On  June 16, 1997, the plaintiffs  in  the  above

actions  filed a consolidated amended complaint, alleging,  among other  things,  that  the  defendants  committed  fraud,  deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various  limited partnership commodity pools.  Similar  purported class  actions were also filed on September 18 and 20,  1996,  in the  Supreme Court of the State of New York, New York County, and

on  November  14,  1996 in the Superior Court  of  the  State  of

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




                                Dean  Witter  Global  Perspective
Portfolio Fund (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   11,   1998                    By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.