Form 10-Q
period 1998-06-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1998-08-12
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-19901


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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X           No

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                        June 30, 1998

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Statements of Financial Condition June 30, 1998
     (Unaudited) and December 31, 1997.....................2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 1998 and 1997
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................18

Item 6. Exhibits and Reports on Form 8-K..................19





                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)

ASSETS
Equity in Commodity futures trading accounts:
 Cash                               17,493,666     19,685,194
 Net unrealized gain on open contracts 595,988      1,204,698
 Net option premiums                   59,019          53,391

 Total Trading Equity               18,148,673     20,943,283

Due from DWR                           210,382        204,727
Interest receivable (DWR)              60,138           73,624

 Total Assets                       18,419,193     21,221,634


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   277,345        199,785
 Accrued management fees                46,009         53,054
 Administrative expenses payable        15,335         -

 Total Liabilities                     338,689        252,839

Partners' Capital

 Limited Partners (19,373.296 and
        20,963.193 Units, respectively) 17,436,132 20,276,293
 General Partner (715.962 Units)      644,372         692,502

 Total Partners' Capital            18,080,504     20,968,795

 Total Liabilities and Partners' Capital 18,419,193   21,221,634


NET ASSET VALUE PER UNIT               900.01          967.23

          The accompanying notes are an integral part of these financial statements.


         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1998           1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       (561,363)    935,933
    Net change in unrealized       (345,763)   (797,314)

      Total Trading Results       (907,126)     138,619

 Interest Income (DWR)             187,915      226,840

      Total Revenues              (719,211)     365,459

EXPENSES

 Brokerage commissions (DWR)       311,720      415,206
   Management  fees                    139,734       167,381    T
ransaction fees and costs           51,792       50,076
 Administrative expenses            11,616       13,913
 Incentive fees                     -             17,305

    Total Expenses                 514,862      663,881

NET LOSS                         (1,234,073)   (298,422)



NET LOSS ALLOCATION

 Limited Partners                (1,192,439)    (290,024)
 General Partner (41,634)                       (8,398)

NET LOSS PER UNIT

                         Limited                         Partners
(58.15)                                     (11.73)
                          General                         Partner
(58.15)                                  (11.73)

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998           1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       (121,477)  3,635,236
    Net change in unrealized       (608,710)    (382,951)

      Total Trading Results        (730,187)  3,252,285

 Interest Income (DWR)             395,570      456,140

      Total Revenues               (334,617)  3,708,425

EXPENSES

 Brokerage commissions (DWR)       653,052      790,816
 Management fees                   296,778      345,198
 Transaction fees and costs        117,758      104,261
 Administrative expenses            24,670       28,694
 Incentive fees                    -               17,305

    Total Expenses               1,092,258        1,286,274

NET INCOME (LOSS)                (1,426,875)  2,422,151



NET INCOME (LOSS) ALLOCATION

                         Limited                         Partners
(1,378,745)                                 2,351,671
                          General                         Partner
(48,130)                                         70,480

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(67.22)                                           98.44
                          General                         Partner
(67.22)                                           98.44

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1996   24,873.763            $21,020,037           $622,968
$21,643,005

Net Income            -                    2,351,671             70,480
2,422,151

Redemptions           (1,849.581)           (1,764,974)                     -
(1,764,974)

Partners' Capital,
 June 30, 1997         23,024.182          $21,606,734           $693,448
$22,300,182





Partners' Capital,
 December 31, 1997   21,679.155            $20,276,293           $692,502
$20,968,795

Net Loss              -                    (1,378,745)           (48,130)
(1,426,875)

Redemptions           (1,589.897)           (1,461,416)                     -
(1,461,416)

Partners' Capital,
 June 30, 1998       20,089.258            $17,436,132           $644,372
$18,080,504







           The accompanying notes are an integral part of these financial statements.



          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                  (1,426,875)              2
,422,151
Noncash item included in net income (loss):
    Net change in unrealized        608,710              382,951

(Increase) decrease in operating assets:
    Net option premiums               (5,628)            54,652
    Due from DWR                      (5,655)            89,336
    Interest receivable (DWR)        13,486              (330)

Increase (decrease) in operating liabilities:
    Accrued management fees           (7,045)            1,079
    Administrative expenses payable  15,335              (12,580)
    Accrued brokerage commissions (DWR)-                 91
     Accrued transaction fees and costs            -            (
3,094)

Net  cash  provided by (used for) operating activities  (807,672)
2,934,256


CASH FLOWS FROM FINANCING ACTIVITIES

Increase   (decrease)  in  redemptions  payable77,560           (
226,837)
Redemptions   of  units                (1,461,416)              (
1,764,974)

Net  cash  used  for  financing  activities   (1,383,856)       (
1,991,811)


Net increase (decrease) in cash  (2,191,528)             942,445

Balance  at  beginning  of  period    19,685,194                2
0,791,474

Balance  at  end  of  period          17,493,666                2
1,733,919




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

Perspective  Portfolio L.P. (the "Partnership").   The  financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1997  Annual

Report on Form 10-K.


1. Organization

Dean  Witter  Global  Perspective Portfolio  L.P.  is  a  limited partnership  organized  to engage in the speculative  trading  of commodity  futures  contracts, commodity  options  contracts  and

forward  contracts  (collectively,  "futures  interests").    The

general  partner  is Demeter Management Corporation  ("Demeter").

The  non-clearing commodity broker is Dean Witter  Reynolds  Inc.

("DWR"),  with  an unaffiliated clearing commodity  broker,  Carr

Futures Inc. ("Carr"), providing clearing and execution services.

Both  Demeter  and  DWR are wholly-owned subsidiaries  of  Morgan

Stanley  Dean  Witter & Co. ("MSDW").  Demeter has  retained  ELM

Financial,  Inc.,  EMC  Capital Management,  Inc.,  and  Millburn

Ridgefield   Corporation   as  the  trading   advisors   of   the

Partnership.

2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The Partnership trades futures, options and forward contracts  in

interest   rates,  stock  indices,  commodities  and  currencies.

Futures and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At June 30, 1998 and December 31,  1997,  open contracts were:

                                 Contract or Notional Amount
                              June 30, 1998  December 31, 1997
                                     $               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       63,498,000     62,649,000
   Commitments to Sell           14,716,000     13,651,000
   Options Written                5,610,000          -
 Commodity Futures:
   Commitments to Purchase        4,419,000      2,824,000
   Commitments to Sell            6,511,000     15,049,000
 Foreign Futures:
   Commitments to Purchase       86,923,000    113,061,000
   Commitments to Sell          125,804,000     29,346,000
   Options Written                  663,000          -
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase       26,987,000     25,431,000
   Commitments to Sell           39,509,000     37,596,000

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $595,988  and

$1,204,698 at June 30, 1998 and December 31, 1997, respectively.



Of the $595,988 net unrealized gain on open contracts at June 30,

1998,  $751,727 related to exchange-traded futures contracts  and

$(155,739)   related  to  off-exchange-traded  forward   currency

contracts.



Of  the  $1,204,698  net unrealized gain  on  open  contracts  at

December 31, 1997, $1,259,832 related to exchange-traded  futures contracts  and  $(55,134) related to off-exchange-traded  forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June

30,  1998  and  December 31, 1997 mature through March  1999  and

December   1998,   respectively.    Off-exchange-traded   forward

currency  contracts held by the Partnership at June 30, 1998  and

December

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


31,   1997   mature  through  September  1998  and  March   1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures and futures styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily

basis.   Each  of DWR and Carr, as a futures commission  merchant

for  the Partnership's exchange-traded futures and futures styled options contracts, are required, pursuant to regulations  of  the

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures styled options contracts, including an amount equal  to the net unrealized gain on all open futures and futures styled  options contracts, which funds, in the aggregate, totaled

$18,245,393  and  $20,945,026 at June 30, 1998 and  December  31,

1997, respectively. With respect to the Partnership's off-

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed  to  the Partnership, payment of the  net  liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).


For  the  six  months  ended June 30, 1998  and  the  year  ended
December

31, 1997, the average fair value of financial instruments held for trading purposes was as follows:
                                            June 30, 1998
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                 33,970,000        41,065,000
  Options on Financial Futures       4,288,000            16,000
  Commodity Futures                  4,384,000         9,844,000
  Foreign Futures                   96,929,000        75,343,000
  Options on Foreign Futures         3,029,000             -
Off-Exchange-Traded Forward
 Currency Contracts                 40,812,000        46,040,000

                                         December 31, 1997
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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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


Capital  Resources. The Partnership does not have,  nor  does  it expect  to  have, any capital assets.  Redemptions  of  Units  of

Limited Partnership Interest in the future will affect the amount of  funds  available  for  investment  in  futures  interests  in subsequent periods.  Since they are at the discretion of  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total  trading  losses  net of interest income  of  $719,211  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant losses were recorded in the financial futures markets during April and June.  In April, losses were recorded from  long

global  bond  futures  positions  as  Australian,  Japanese   and

European  interest  rate  futures  prices  reversed  lower  after trending higher previously.  This trend higher in global interest rate  futures  prices reemerged during May.  However,  additional losses  were  recorded during June as this upward  move  reversed sharply  lower  during  mid-month  in  reaction  to  the  Federal

Reserve's intervention to halt the downward slide of the Japanese
yen.   A  small  portion  of these losses  was  offset  by  gains recorded  from  long  European  stock  index  futures  positions.

Smaller  losses were recorded in the currency markets from  short positions  in  the German mark and Swiss franc during  April  and

June.   Smaller  losses were recorded in the agricultural  market

from  long soybean oil positions as prices reversed lower  during

May  after  trending higher in March and April.   Smaller  losses

were  recorded in the energy and metals markets during the second

quarter.   A  portion of the overall losses for the  quarter  was

offset  by  gains recorded in soft commodities during  June  from long cotton futures positions as prices moved higher.  Additional gains were recorded from short coffee futures positions as coffee prices  moved  lower.  Total expenses for the three months  ended

June  30,  1998  were  $514,862,  resulting  in  a  net  loss  of

$1,234,073.   The value of an individual Unit in the  Partnership

decreased from $958.16 at March 31, 1998 to $900.01 at  June  30,

1998.



For  the six months ended June 30, 1998, the Partnership recorded total  trading  losses  net of interest income  of  $334,617  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses were recorded from long global  bond  futures positions as Australian, Japanese and U.S. interest rate  futures

prices  reversed  lower after trending higher  previously.   This

trend  higher  in  global interest rate futures prices  reemerged during May.  However, additional losses were recorded during June as  this  upward move reversed sharply lower during mid-month  in reaction to the Federal Reserve's intervention to halt the downward slide of the Japanese yen. A small portion of these losses  was  offset  by gains recorded from long  European  stock index futures positions.  Additional losses were recorded in  the currency markets during January due primarily to a reversal lower in  the  previous  upward trend in the value of the  U.S.  dollar relative  to  the  German mark, Japanese yen and  the  Australian

dollar.   Currency losses were also recorded during February  and

June from trading the Japanese yen and in March from trading  the

German  mark.   In the metals markets, losses were recorded  from

short  copper  futures positions as prices  moved  higher  during

January  and  March,  and from long silver futures  positions  as silver  prices  reversed  sharply  lower  during  February  after trending  higher previously.  In the agricultural markets  losses were  recorded from trading soybean oil futures in May  and  corn futures  in  June.  Smaller losses were recorded  in  the  energy

markets.   A  portion  of the Partnership's  overall  losses  was

offset  by gains in soft commodities from short sugar and  coffee futures as prices in these markets trended lower.  Total expenses for the six months ended June 30, 1998 were $1,092,258, resulting in  a net loss of $1,426,875.  The value of an individual Unit in the  Partnership decreased from $967.23 at December 31,  1997  to

$900.01 at June 30, 1998.



For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total trading revenues including interest income of $365,459  and after  expenses  posted a decrease in Net Asset Value  per  Unit.

Net

trading losses were recorded in the energy markets as gas and oil prices moved in a short-term volatile pattern throughout the quarter.  Additional losses were recorded from long positions  in base metals futures, particularly aluminum and copper futures, as these  prices  moved lower during the quarter.  In the  financial futures  markets, losses were recorded during April  from  choppy price movement in European interest rate futures.  Smaller losses were  experienced  in the currency markets as  gains  experienced from transactions involving the Japanese yen and German mark were more  than  offset by losses recorded from trendless movement  in the  value of the British pound and Swiss franc versus  the  U.S.

dollar.  A  portion  of the overall losses for  the  quarter  was offset by gains recorded during May and June from long Australian bond and global stock index futures positions, as prices in these markets trended higher.  Trading gains were also recorded in  the soft  commodities markets during April and May from  long  coffee futures  positions as prices trended higher.  Total expenses  for the three months ended June 30, 1997 were $663,881, resulting  in a  net  loss of $298,422. The value of an individual Unit in  the

Partnership decreased from $980.28 at March 31, 1997  to  $968.55 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership recorded total  trading  revenues including interest income of  $3,708,425

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains were recorded in the currency markets  as  the value  of the U.S. dollar increased relative to most major  world currencies during the period January through April.  Additional currency gains were recorded in the Japanese yen and German mark during June as the value of the U.S. dollar continued to strengthen versus these currencies.  Trading gains were  recorded in  the  financial futures markets during May and June from  long positions  in global stock index futures as global equity  prices trended  higher.  Profits were also recorded from long  positions in  soybean, wheat and corn futures during March as prices  moved higher, and in June from short positions in these same markets as prices  moved  lower.  Smaller gains were recorded  in  the  soft commodities markets from long coffee futures positions as  coffee prices  trended higher for a majority of the first  half  of  the

year.   A portion of the Partnership's overall gains during  this

period was offset by losses recorded in the energy markets as gas and  oil  prices moved in a short-term volatile pattern.  Smaller losses  were  experienced  from long  positions  in  base  metals

futures,  as  prices moved lower during March and  April.   Total

expenses  for the six months ended June 30, 1997 were $1,286,274,

resulting  in  net  income  of  $2,422,151.   The  value  of   an

individual  Unit  in the Partnership increased  from  $870.11  at

December 31, 1996 to $968.55 at June 30, 1997.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.

Item 6.   Exhibits and Reports on Form 8-K

               Reports on Form 8-K. - No such reports have been filed for the quarter ended June 30, 1998.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                Dean  Witter  Global  Perspective
Portfolio L.P.(Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August  12,  1998                By:  /s/ Lewis A.  Raibley,  III
Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.