Form 10-Q
period 1998-09-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1998-11-13
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                     September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1998
     (Unaudited) and December 31, 1997..........................2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 1998 and 1997
     (Unaudited)................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)...............7-
     12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......13-21

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................22

Item 6. Exhibits and Reports on Form 8-K.......................22







                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                               18,190,090   19,685,194
 Net unrealized gain on open contracts3,233,109   1,204,698
 Net option premiums                -                53,391

 Total Trading Equity               21,423,199   20,943,283

Interest receivable (DWR)               61,344       73,624
Due from DWR                            41,617      204,727

 Total Assets                       21,526,160   21,221,634

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   733,285      199,785
 Accrued management fees                53,746         53,054
    Accrued   administrative   expenses   payable          27,694
-

 Total Liabilities                     814,725      252,839

Partners' Capital

 Limited Partners (18,662.082 and
  20,963.193 Units, respectively)   20,474,499   20,276,293
 General Partner (215.962 and
  715.962 Units, respectively)         236,936      692,502

 Total Partners' Capital            20,711,435   20,968,795

 Total Liabilities and Partners' Capital  21,526,160   21,221,634


NET ASSET VALUE PER UNIT              1,097.12           967.23


          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
    Realized                       1,606,810      598,588
    Net change in unrealized       2,637,121     297,248

      Total Trading Results        4,243,931     895,836

 Interest Income (DWR)               180,333     228,437

      Total Revenues               4,424,264   1,124,273

EXPENSES

 Brokerage commissions (DWR)         339,839     381,150
 Management fees                     148,693     173,474
 Transaction fees and costs           42,777      68,762
 Administrative expenses              12,360       14,421

    Total Expenses                   543,669     637,807

NET INCOME                         3,880,595      486,466



NET INCOME ALLOCATION

 Limited Partners                  3,739,471     472,174
 General Partner                     141,124      14,292

NET INCOME PER UNIT

                         Limited                         Partners
197.11                                    19.97
                          General                         Partner
197.11                                    19.97



          The accompanying notes are an integral part of these financial statements.


         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                          1,485,333     4,233,825
Net change in unrealized           2,028,411       (85,703)

      Total Trading Results        3,513,744  4,148,122

 Interest Income (DWR)               575,903          684,575

      Total Revenues               4,089,647   4,832,697


EXPENSES

 Brokerage commissions (DWR)         992,891  1,171,965
 Management fees                     445,471    518,674
 Transaction fees and costs          160,535    173,021
 Administrative expenses              37,030     43,115
 Incentive fees                      -            17,305

      Total Expenses               1,635,927  1,924,080

NET INCOME                         2,453,720  2,908,617


NET INCOME ALLOCATION

                         Limited                         Partners
2,360,726                                   2,823,845
                          General                         Partner
92,994                                      84,772


NET INCOME PER UNIT

 Limited Partners                     129.89       118.41
 General Partner                      129.89       118.41

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1996    24,873.763           $21,020,037           $622,968
$21,643,005

Net Income              -                  2,823,845             84,772
2,908,617

Redemptions           (2,612.548)            (2,546,066)                  -
(2,546,066)

Partners' Capital
 September 30, 1997    22,261.215            $21,297,816            $707,740
$22,005,556




Partners' Capital
 December 31, 1997    21,679.155           $20,276,293           $692,502
$20,968,795

Net Income               -                 2,360,726             92,994
2,453,720

Redemptions           (2,801.111)            (2,162,520)         (548,560)
(2,711,080)

Partners' Capital
 September 30, 1998    18,878.044           $20,474,499          $236,936
$20,711,435






           The accompanying notes are an integral part of these financial statements.



         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income                          2,453,720                 2
,908,617
Noncash item included in net income:
    Net change in unrealized      (2,028,411)            85,703

Decrease in operating assets:
    Net option premiums              53,391              76,064
    Interest receivable (DWR)        12,280              226
    Due from DWR                    163,110              69,014


Increase (decrease) in operating liabilities:
    Accrued management fees             692              429
    Administrative expenses payable  27,694              1,841
    Accrued brokerage commissions (DWR)-                 3,149
       Accrued    transaction   fees   and    costs             -
(2,161)

Net  cash  provided  by  operating  activities    682,476       3
,142,882


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase  (decrease)  in  redemptions  payable533,500        (
191,697)
   Redemptions  of  units              (2,711,080)              (
2,546,066)

Net  cash  used  for  financing  activities   (2,177,580)       (
2,737,763)

Net increase (decrease) in cash   (1,495,104)            405,119

Balance  at  beginning  of  period    19,685,194                2
0,791,474

Balance      at      end     of     period             18,190,090
21,196,593

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

The  non-clearing commodity broker is Dean Witter  Reynolds  Inc.

("DWR"), an affiliate of Demeter.  The clearing commodity  broker is  Carr  Futures Inc. ("Carr"), providing clearing and execution services.  Both Demeter and DWR are wholly-owned subsidiaries  of

Morgan  Stanley Dean Witter & Co. ("MSDW").  Demeter has retained

ELM  Financial, Inc., EMC Capital Management, Inc., and  Millburn

Ridgefield  Corporation, (the "Trading Advisors") to  be  trading advisors for the Partnership.

2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interest trading accounts to meet margin requirements as needed.

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

rate  volatility.  At September 30, 1998 and December  31,  1997,

open contracts were:

                             Contract or Notional Amount
                          September 30, 1998 December 31, 1997
                                     $               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     81,205,000       62,649,000
   Commitments to Sell          1,388,000       13,651,000
 Commodity Futures:
   Commitments to Purchase      5,677,000        2,824,000
   Commitments to Sell          4,251,000       15,049,000
 Foreign Futures:
   Commitments to Purchase    192,166,000      113,061,000
   Commitments to Sell         15,613,000       29,346,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     33,833,000       25,431,000
   Commitments to Sell         19,257,000       37,596,000

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



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $3,233,109 and

$1,204,698  at  September  30,  1998  and  December   31,   1997,

respectively.



Of  the  $3,233,109  net unrealized gain  on  open  contracts  at

September 30, 1998, $2,972,869 related to exchange-traded futures contracts  and  $260,240  related to off-exchange-traded  forward currency contracts.



Of  the  $1,204,698  net unrealized gain  on  open  contracts  at

December 31, 1997, $1,259,832 related to exchange-traded  futures contracts  and  $(55,134) related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1998 and December 31, 1997 mature through June 1999

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


and  December  1998,  respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1998 and  December  31, 1997 mature through December  1998  and  March

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

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


styled options contracts, which funds, in the aggregate, totaled

$21,162,959  and $20,945,026 at September 30, 1998  and  December

31,  1997,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed  to  the  Partnership payment of the  net  liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).


For  the nine months ended September 30, 1998 and the year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:


                                         September 30, 1998
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                  42,809,000     31,016,000
  Options on Financial Futures        3,886,000         11,000
  Commodity Futures                   4,053,000      8,921,000
  Foreign Futures                   118,421,000     60,135,000
  Options on Foreign Futures          2,403,000          -
Off-Exchange-Traded Forward
 Currency Contracts                  44,813,000     46,132,000

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established for  each  Trading

Advisor  and are used by the Partnership as margin to  engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price for a particular futures interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interests prices have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



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


Capital  Resources. The Partnership does not have,  nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited Partnership Interest will affect the amount of  funds available  for  investment  in futures  interests  in  subsequent

periods.   Since they are at the discretion of Limited  Partners,

it  is  not  possible to estimate the amount and  therefore,  the impact of future redemptions.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$4,424,264  and posted an increase in Net Asset Value  per  Unit.

The Partnership recorded gains primarily in the financial futures

markets  from  long global interest rate futures positions.   The

most  significant of these gains were recorded during August  and

September from long

U.S.,  German and Japanese bond futures positions as prices moved significantly higher as investors sought the perceived safety  of fixed income investments in lieu of the volatility plaguing  most

global   financial   markets.   In  the   agricultural   markets,

additional gains were recorded during July and August from  short corn  futures  positions as prices moved lower  on  near  perfect

growing  conditions  and  disappointing export  demand.   Smaller

gains were recorded in the energy markets from short positions in crude  oil futures during July and August as oil prices  declined

on  speculation  regarding OPEC's proposed  production  cuts.   A

portion  of  the Partnership's overall gains for the quarter  was offset  by losses recorded in the metals markets from long copper and  aluminum futures positions as base metal prices moved  in  a choppy pattern throughout the quarter amid uncertain demand  from

Asia.   In  soft commodities, losses were recorded  from  trading

coffee futures during the quarter as prices in this market  moved in  a  trendless  manner.  Losses were also experienced  in  this market  complex  from long cotton futures as prices  moved  lower during  July  and  August. Smaller losses were  recorded  in  the currency markets from transactions involving the Japanese yen  as the  value of the yen moved in a choppy pattern versus most world currencies during August and September.  Total expenses  for  the three months ended September 30, 1998 were $543,669, resulting in net income of $3,880,595.  The value of an individual Unit in the

Partnership  increased from 900.01 at June 30, 1998 to  $1,097.12 at September 30, 1998.

For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$4,089,647  and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains were recorded from long global  bond futures  positions  as German, Japanese and  U.S.  interest  rate futures  prices  moved higher during August and  September  after experiencing trendless price movements during a majority  of  the first  half  of  the year.  This trend higher in global  interest rate  futures prices was a direct result of increased  volatility in the global financial markets which caused a flight of investor

capital  to  the  perceived safety of government  debt.   Smaller

gains were recorded in this market complex from long German stock index  futures positions.  A portion of the Partnership's overall gains  was  offset by losses experienced in the currency  markets from transactions involving the British pound as the value of the pound versus the U.S. dollar moved in a choppy pattern during the first  three  quarters.  Smaller currency losses were experienced during  the  first half of the year from trading the Swiss  franc and  German mark.  Additional Partnership losses recorded in soft commodities during July and August from long positions in  cotton futures  more than offset profits recorded during the first  half of  the  year from short sugar futures positions.  In the  metals markets, losses were recorded from transactions involving  copper

futures   positions  as  prices  moved  in  a  trendless   manner

throughout the first nine months of the year.  Total expenses for the  nine  months  ended  September  30,  1998  were  $1,635,927,

resulting  in  net  income  of  $2,453,720.   The  value  of   an

individual Unit in the Partnership increased from 967.23 at

December 31, 1997 to $1,097.12 at September 30, 1998.



For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded  total  trading revenues including  interest  income  of

$1,124,273  and posted an increase in Net Asset Value  per  Unit.

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

September.  Total expenses for the three months ended September

30, 1997 were $637,807, resulting in net income of $486,466.  The value  of  an  individual Unit in the Partnership increased  from

$968.55 at June 30, 1997 to $988.52 at September 30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including  interest  income  of

$4,832,697  and posted an increase in Net Asset Value  per  Unit.

The  most significant gains were recorded in the currency markets as  the value of the U.S. dollar increased relative to most major

world   currencies  during  the  period  January  through  April.

Additional  currency gains were recorded from short positions  in the  Japanese  yen during June as the value of  the  U.S.  dollar continued to strengthen versus the yen.  Trading gains were  also recorded from transactions involving the German mark relative  to

the  U.S.  dollar  during  the second  and  third  quarters.   In

financial  futures trading, gains were recorded during the  third quarter  from  long  global interest rate  futures  positions  as prices increased, and during May and June from long positions  in global  stock  index  futures, as global  equity  prices  trended higher.  A portion of the Partnership's overall gains during this period  was  offset by losses recorded in the energy  markets  as most  gas  and oil prices moved in a short-term volatile pattern.

One  exception  in  the energy complex was  natural  gas  futures prices,  which increased during the third quarter, thus resulting in  gains from long positions.  Losses were also experienced from long  positions  in  base metals futures, as prices  moved  lower during March and April and then in a trendless pattern throughout the third quarter. Smaller losses were recorded in the agricultural and soft commodities markets as small profits recorded  in the first half of the year were more than offset  by losses recorded from trendless movement throughout a majority  of the  third  quarter.  Total expenses for the  nine  months  ended

September  30,  1997 were $1,924,080 resulting in net  income  of

$2,908,617.   The value of an individual Unit in the  Partnership

increased  from  $870.11  at December  31,  1996  to  $988.52  at

September 30, 1997.



Year 2000 Problem -  Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem".  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology Department. Demeter is coordinating with MSDW in taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and  clearing organizations through which it trades, Carr, or the

Trading  Advisors - could result in a material financial risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Advisors, Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Advisors.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can be no assurance that the above steps will be sufficient to avoid any adverse impact to the Partnership, whether from failures  in  their own computer systems or those  of  Carr,  the

Trading Advisors or any other third party.



Risks  Associated  with  the Euro - On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue  to exist but only as a fixed denomination of the  euro.

Conversion  to  the euro will prevent the Trading  Advisors  from trading  in  certain currencies and thereby limit its ability  to take  advantage  of  potential market  opportunities  that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March
31, 1998.


Item 6.   Exhibits and Reports on Form 8-K

Reports on Form 8-K. - No reports have been filed for the quarter ended September 30, 1998.

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




                                Dean  Witter  Global  Perspective
Portfolio L.P.(Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November  13,  1998              By:  /s/ Lewis A.  Raibley,  III
Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.