Form 10-Q
period 1999-03-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1999-05-17
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

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

                       March 31, 1999



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1999
     (Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1999 and 1998
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . .18-29


Part II. OTHER INFORMATION

Item 1  Legal Proceedings..............................   30

Item 6. Exhibits and Reports on Form 8-K..................30









                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               17,450,498     17,208,838
 Net unrealized gain on open contracts     633,773   1,810,981

 Total Trading Equity               18,084,271     19,019,819

Due from DWR                           128,548        111,358
Interest receivable (DWR)               56,284         54,454

 Total Assets                       18,269,103     19,185,631

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   207,266        138,458
 Accrued management fees                45,637         47,934
 Accrued administrative expenses       14,111          11,996

 Total Liabilities                     267,014        198,388

Partners' Capital

 Limited Partners (16,907.449 and
  17,430.131 Units, respectively)   17,775,045     18,754,867
 General Partner (215.962 Units)       227,044        232,376

 Total Partners' Capital            18,002,089     18,987,243

 Total Liabilities and Partners' Capital   18,269,103  19,185,631


NET ASSET VALUE PER UNIT              1,051.31       1,076.00

           The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999           1998
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                        1,094,288         439,886
Net change in unrealized         (1,177,208)    (262,947)
      Total Trading Results         (82,920)    176,939
    Interest Income (DWR)          158,240      207,655
      Total Revenues                75,320       384,594

EXPENSES

      Brokerage   commissions   (DWR)      317,184        341,332
Management    fees                       139,122          157,044
Transaction fees and costs          39,860       65,966
    Administrative expenses         11,565       13,054
      Total Expenses               507,731      577,396

NET LOSS                           (432,411)    (192,802)


NET LOSS ALLOCATION

   Limited   Partners                    (427,079)      (186,306)
General Partner                      (5,332)      (6,496)

NET LOSS PER UNIT

                         Limited                         Partners
(24.69)                                                    (9.07)
General                                                   Partner
(24.69)                         (9.07)

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
   December 31, 1997 21,679.155            $20,276,293           $692,502
$20,968,795

Net Loss               -                   (186,306)     (6,496)      (192,802)

Redemptions             (549.932)             (530,821)                  -
(530,821)

Partners' Capital
   March 31, 1998      21,129.223          $19,559,166            $686,006
$20,245,172





Partners' Capital
   December 31, 1998   17,646.093          $18,754,867           $232,376
$18,987,243
Net Loss                  -                (427,079)     (5,332)      (432,411)

Redemptions             (522.682)            (552,743)                    -
(552,743)

Partners' Capital
   March 31, 1999      17,123.411           $17,775,045            $227,044
$18,002,089










           The accompanying notes are an integral part of these financial statements.



         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                            (432,411)
(192,802)                                                 Noncash
item included in net loss:
    Net change in unrealized      1,177,208              262,947
(Increase) decrease in operating assets:
    Due from DWR                     (17,190)            (16,208)
Interest receivable (DWR)             (1,830)            3,617
    Net option premiums                -                 (46,069)
Increase (decrease) in operating liabilities:
    Accrued management fees           (2,297)            (1,646)
         Accrued     administrative     expenses            2,115
13,054

Net    cash   provided   by   operating   activities      725,595
22,893

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable      68,808              66,871
Redemptions        of       units                       (552,743)
(530,821)

Net    cash    used   for   financing   activities      (483,935)
(463,950)

Net  increase  (decrease)  in  cash      241,660                (
441,057)

Balance      at      beginning     of     period       17,208,838
19,685,194

Balance      at      end     of     period             17,450,498
19,244,137


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

Perspective  Portfolio L.P. (the "Partnership").   The  financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1998  Annual

Report on Form 10-K.


1. Organization

Dean  Witter  Global  Perspective Portfolio  L.P.  is  a  limited partnership  organized  to engage in the speculative  trading  of futures  and  forward  contracts, options on  futures  contracts,

physical commodities and other commodity interests (collectively,

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

Capital Management, Inc. and Millburn Ridgefield Corporation (the

"Trading Advisors").

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury  bill rates. The Partnership pays brokerage  commissions to DWR.



3.  Financial Instruments

The Partnership trades futures and forward contracts, options  on futures  contracts,  physical  commodities  and  other  commodity interests.  Futures and forwards represent contracts for  delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting for Derivative Instruments and Hedging Activities"

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $633,773  and

$1,810,981 at March 31, 1999 and December 31, 1998, respectively.

Of  the  $633,773 net unrealized gain on open contracts at  March

31,  1999,  $819,251 related to exchange-traded futures contracts and  $(185,478)  related to off-exchange-traded forward  currency contracts.



Of  the  $1,810,981  net unrealized gain  on  open  contracts  at

December 31, 1998, $2,079,747 related to exchange-traded  futures contracts  and $(268,766) related to off-exchange-traded  forward currency contracts.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1999 and December 31, 1998 mature through December 1999 and  September  1999,  respectively. Off-exchange-traded  forward currency contracts held by the Partnership at March 31, 1999  and

December  31,  1998  mature through June  1999  and  March  1999,

respectively.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets. Exchange-traded futures and  future-styled options  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis. Each  of  DWR  and

Carr,   as  a  futures  commission  merchant  for  all   of   the

Partnership's exchange-traded futures and futures-styled  options contracts, are required, pursuant to regulations of the Commodity

Futures  Trading Commission ("CFTC") to segregate from their  own assets,  and  for the sole benefit of their commodity  customers,

all  funds  held by them with respect to exchange-traded  futures and  futures-styled options contracts, including an amount  equal to the net unrealized gain on all open futures and futures-styled

options   contracts,  which  funds,  in  the  aggregate,  totaled

$18,269,749  and $19,288,585 at March 31, 1999 and  December  31,

1998, respectively.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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

     There  is  no  limitation on daily price  moves  in  trading forward  contracts  on foreign currency.  The  markets  for  some world  currencies have low trading volume and are illiquid, which

may   prevent   the  Partnership  from  trading  in   potentially

profitable  markets  or  from  promptly  liquidating  unfavorable positions, subjecting it to substantial losses.  Either of  these market conditions could result in restrictions on redemptions.



Capital  Resources. The Partnership does not have,  nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited Partnership Interest ("Units") will affect the amount of  funds  available  for  investment  in  futures  interests  in subsequent periods.  Since they are at the discretion of  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions of Units.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total trading revenues including interest income of $75,320  and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  Partnership recorded net losses primarily from  trading  S&P

500  Index futures during January and February as domestic equity prices moved in a choppy pattern on concerns that strong economic growth  in  the U.S. would lead to an interest rate hike  by  the

Federal  Reserve.   Losses  were also  recorded  in  this  market

complex  from  long  IBEX-35 Index futures positions  as  Spanish stock prices
also  moved  in a trendless manner during January  and  March  in response  to  the  uncertainty caused by the  Brazilian  economic crisis.  In the global interest rate futures markets, losses were experienced  during January and February from short positions  in

Japanese government bond futures as interest rate prices in Japan spiked  higher  amid sizable losses in global  stock  markets  in early  January,  a "flight-to-quality" due to renewed  financial-

market  turmoil  in Brazil and an announcement  by  the  Japanese

Ministry of Finance that they would resume outright purchases  of government bonds.  In soft commodities, losses were recorded from long  positions  in  coffee and sugar futures during  January  as prices declined amid fears that economic turmoil in Brazil  would

lead  them  to  flood the market with increased exports.   Losses

were   also  recorded  during  March  from  long  coffee  futures positions  as  prices surged late in the month as options-related buying  triggered  waves of buy-stops at several  key  resistance levels,  attracting fund short-covering.  In the metals  markets,

losses  were  recorded from long copper futures positions  during

February  as copper prices fell to a 12-year low amid a continued

rise  in  supplies and declining demand amid a worldwide economic slowdown,  particularly in Asia.  Losses  were  also  experienced from  short  positions in copper futures during March  as  prices reversed higher in response to a decline in LME warehouse  stocks and evidence that Japanese consumption has stabilized.  A portion of the Partnership's overall losses for the quarter was offset by gains  recorded in the currency markets from short  positions  in the European common currency and the Swiss franc as the value  of these European
currencies  declined versus the U.S. dollar during  February  and

March.   Some of the fundamental reasons that led to the  decline

in the value of the euro and Swiss franc were the strength of the

U.S.  economy,  concerns  pertaining to the  economic  health  of

Europe  and  Japan  and growing uncertainty  about  the  military action  in  Yugoslavia.  Additional gains were  recorded  in  the energy markets during March from long futures positions in  crude oil  and its refined products, heating oil and unleaded gasoline,

as   oil  prices  moved  considerably  higher.   The  substantial

recovery in oil prices during March was largely attributed to the news  that  both  OPEC  and  non-OPEC countries  had  reached  an agreement  to  cut  total  output by  approximately  two  million barrels  a day beginning April 1st.  Smaller gains were  recorded in  the  agricultural markets during January  and  February  from short  positions in soybean and soybean oil futures as prices  in these  markets moved lower due to beneficial growing  weather  in

South  America and speculation that Brazil would increase exports to  aid  its ailing economy. Total expenses for the three  months ended  March 31, 1999 were $507,731, resulting in a net  loss  of

$432,411.   The  value  of  a Unit decreased  from  $1,076.00  at

December 31, 1998 to $1,051.31 at March 31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total trading revenues including interest income of $384,594 and,

after  expenses  posted a decrease in Net Asset Value  per  Unit.

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

U.S.  stock index futures during January and March, respectively.

Total  expenses for the three months ended March  31,  1998  were

$577,396,  resulting in a net loss of $192,802.  The value  of  a

Unit  decreased from $967.23 at December 31, 1997 to  $958.16  at

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


Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  "euro").   During  a  three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to the euro prevents the Trading Advisors from trading in certain currencies and thereby limits their ability to take advantage  of potential market opportunities that might otherwise have  existed had  separate  currencies been available  to  trade.  This  could adversely affect the performance results of the Partnership.

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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



The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.

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



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in

the  Partnership's earnings, whether realized or unrealized,  and the  Partnership's  cash  flow, as profits  and  losses  on  open positions of exchange-traded futures interests are settled  daily through variation margin.

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



The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization  was  approximately  $18 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Interest Rate                 (0.91)%

     Currency                      (1.84)

     Equity                        (0.89)

      Commodity                         (0.78)

      Aggregate Value at Risk      (2.27)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open

positions   at  March  31,  1999  only  and  is  not  necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total net assets for the four quarterly reporting periods from April 1,

1998 through March 31, 1999.

Primary Market Risk Category      High        Low        Average

Interest Rate                      (2.32)%   (0.91)%   (1.74)%

Currency                           (1.84)    (0.95)    (1.35)

Equity                             (0.89)    (0.34)    (0.60)

Commodity                          (1.07)    (0.60)    (0.85)

Aggregate Value at Risk            (3.00)%   (2.15)%   (2.44)%

Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership  is  typically  many  times  the  applicable   margin

requirements, as such margin requirements generally range between

2%  and 15% of contract face value.  Additionally, due to the use of leverage, the face value of the market sector instruments held

by   the   Partnership  is  typically  many   times   the   total

capitalization  of the Partnership.  The financial  magnitude  of the  Partnership's open positions thus creates a "risk  of  ruin"

not  typically found in other investment vehicles.   Due  to  the

relative size of the positions held, certain market conditions may cause the Partnership to incur losses greatly in excess of

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



The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis at March 31, 1999 and for the end  of  the  four quarterly reporting periods from April 1, 1998 through March  31,

1999.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage and monitor risk  and  there can  be  no assurance that the Partnership's actual losses  on  a particular day will not exceed the VaR amounts indicated or  that such losses will not occur more than 1 in 100 trading days.

Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

85%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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

Demeter and the Trading Advisors for managing such exposures  are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.   Government  interventions,  defaults   and   expro-

priations,   illiquid   markets,  the   emergence   of   dominant

fundamental  factors, political upheavals, changes in  historical price  relationships,  an  influx  of  new  market  participants,

increased  regulation  and many other  factors  could  result  in material  losses  as  well as in material  changes  to  the  risk exposures  and the risk management strategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Interest  Rate. Interest rate risk is the principal  market exposure  of  the Partnership.  Interest rate movements  directly affect the price of the sovereign bond futures positions held  by the  Partnership and indirectly the value of its stock index  and currency  positions.  Interest rate movements in one  country  as well  as  relative  interest  rate  movements  between  countries

materially   impact   the   Partnership's   profitability.    The

Partnership's primary interest rate exposure is to interest  rate fluctuations  in the United States and the other  G-7  countries.

However,  the  Partnership also takes futures  positions  in  the government debt of smaller nations - e.g. Australia, Switzerland
and  Spain.   Demeter  anticipates that G-7 interest  rates  will

remain  the  primary market exposure of the Partnership  for  the foreseeable future.  The changes in interest rates which have the most  effect  on  the Partnership are changes  in  long-term,  as opposed  to  short-term, rates.  Most of the  speculative  future positions  held  by  the Partnership are in  medium-to-long  term instruments.  Consequently, even a material change in  short-term rates would have little effect on the Partnership were the medium-

to-long term rates to remain steady.

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

Partnership's  major  exposures  have  typically  been   in   the

dollar/euro,  dollar/yen,  dollar/Swiss  franc  and  dollar/pound positions.  Demeter does not anticipate that the risk profile  of the  Partnership's currency sector will change  significantly  in the future, although it is difficult at this point to predict the effect  of  the introduction of the euro on the Trading Advisors'

currency trading strategies.

      Equity.   The Partnership's primary equity exposure  is  to

equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly  based  indices.  As of March 31, 1999, the Partnership's primary  exposures  were  in  the Nikkei  (Japan),  S&P  500  and

Financial  Times  (England) stock indices.   The  Partnership  is

primarily  exposed to the risk of adverse price trends or  static markets  in  the  major  U.S.,  European  and  Japanese  indices.

(Static  markets would not cause major market changes  but  would make  it difficult for the Partnership to avoid being "whipsawed"

into numerous small losses).

       Commodity.

     Metals.    The Partnership's primary metals market  exposure

is  to  fluctuations in the price of gold and  silver.   Although

the  Trading  Advisors will from time to time trade  base  metals such  as aluminum, zinc, copper and nickel, the principal  market exposures  of  the  Partnership have  consistently  been  in  the precious  metals, gold and silver (and, to a much lesser  extent,

platinum).    The  Trading  Advisors'  gold  trading   has   been

increasingly  limited  due to the long-lasting  and  mainly  non-

volatile decline in the price of gold over the last 10-15  years.

However,  silver prices have remained volatile over this  period,

and   the  Trading  Advisors  have,  from  time  to  time,  taken substantial positions as they have perceived market opportunities to  develop. Demeter anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

       Soft  Commodities  and  Agriculturals.  The  Partnership's

primary  commodities exposure is to fluctuations in the price  of soft commodities and agriculturals, which are often directly
affected  by  severe  or  unexpected weather  conditions.   Corn,

soybeans,  and coffee accounted for the substantial bulk  of  the

Partnership's  commodities exposure at March 31,  1999.   Demeter

anticipates  that the Trading Advisors will maintain an  emphasis on  corn,  soybeans,  and coffee, in which  the  Partnership  has historically taken it's largest positions.

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was the only non-trading risk  exposures  of  the

Partnership at March 31, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are  in Euros, Swiss  francs,  Japanese  yen,

Mexican pesos and Canadian dollars.  The Partnership controls the non-trading risk of these balances by regularly converting  these balances  back into U.S. dollars at varying intervals,  depending upon such factors as size, volatility, etc.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which the Partnership and the  Trading  Advisors,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories

traded.   Demeter  attempts  to manage the  Partnership's  market

exposure  by  (i)  diversifying the  Partnership's  assets  among different  Trading  Advisors each of whose  strategies  focus  on different  market  sectors  and  trading  approaches,  and  (ii),

monitoring  the performance of the Trading Advisors  on  a  daily

basis.   In  addition,  the Trading Advisors  establish  diversi-

fication guidelines, often set in terms of the maximum margin  to be  committed  to  positions in any one market sector  or  market sensitive  instrument.  One should be aware that certain  Trading

Advisors  treat  their  risk control policies  as  strict  rules,

whereas others treat such policies as general guidelines.



Demeter  monitors and controls the risk of the Partnership's non-

trading   instruments,  cash,  which  is  the  only   Partnership

investment directed by Demeter, rather than the Trading Advisors.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.


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




                           Dean Witter Global Perspective
                              Portfolio L.P. (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

May 14, 1999               By:  /s/ Lewis A. Raibley, III
                                    Lewis A. Raibley, III
                                    Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.