Form 10-Q
period 1999-06-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1999-08-16
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                        June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1999
     (Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 1999 and 1998
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .................................. 21-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................34

Item 6. Exhibits and Reports on Form 8-K..................34





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                               17,200,202     17,208,838
 Net unrealized gain on open contracts    1,477,828    1,810,981

      Total Trading Equity          18,678,030     19,019,819

Due from DWR                           146,393        111,358
Interest receivable (DWR)              55,141           54,454

      Total Assets                  18,879,564     19,185,631


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable                    137,683        138,458
Accrued management fees                 47,089         47,934
Accrued administrative expenses         25,895        11,996
Incentive fees payable                  18,001            -

      Total Liabilities                228,668        198,388

Partners' Capital

 Limited Partners (16,291.399 and
        17,430.131 Units, respectively) 18,406,891 18,754,867
 General Partner (215.962 Units)       244,005        232,376

 Total Partners' Capital            18,650,896     18,987,243

 Total Liabilities and Partners' Capital  18,879,564   19,185,631

NET ASSET VALUE PER UNIT             1,129.85        1,076.00

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1999           1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                         862,362    (561,363)
    Net change in unrealized         844,055    (345,763)

      Total Trading Results        1,706,417   (907,126)

 Interest Income (DWR)               160,572       187,915

      Total Revenues               1,866,989     (719,211)

EXPENSES

 Brokerage commissions (DWR)         319,985    311,720
    Management   fees                      141,772        139,734
Transaction fees and costs            42,224     51,792
 Incentive fees                       18,001     -
 Administrative expenses              11,785         11,616

    Total Expenses                   533,767       514,862

NET INCOME (LOSS)                  1,333,222  (1,234,073)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                  1,316,261  (1,192,439)
        General        Partner                             16,961
(41,634)
NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
78.54                                       (58.15)
                          General                         Partner
78.54                                        (58.15)


          The accompanying notes are an integral part of these financial statements.




         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999           1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     1,956,650      (121,477)
    Net change in unrealized       (333,153)     (608,710)

      Total Trading Results      1,623,497      (730,187)

 Interest Income (DWR)             318,812        395,570

      Total Revenues             1,942,309       (334,617)

EXPENSES

 Brokerage commissions (DWR)       637,169      653,052
 Management fees                   280,894      296,778
 Transaction fees and costs         82,084      117,758
 Administrative expenses            23,350       24,670
 Incentive fees                     18,001              -

    Total Expenses               1,041,498     1,092,258
NET INCOME (LOSS)                  900,811     (1,426,875)


NET INCOME (LOSS) ALLOCATION
                         Limited                         Partners
889,182                                               (1,378,745)
General                                                   Partner
11,629                              (48,130)
NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
53.85                                                     (67.22)
General                                                   Partner
53.85                        (67.22)

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1997   21,679.155            $20,276,293           $692,502
$20,968,795

Net Loss              -                    (1,378,745)           (48,130)
(1,426,875)

Redemptions           (1,589.897)           (1,461,416)                     -
(1,461,416)

Partners' Capital,
 June 30, 1998       20,089.258            $17,436,132           $644,372
$18,080,504




Partners' Capital,
 December 31, 1998   17,646.093            $18,754,867           $232,376
$18,987,243

Net Income                 -               889,182      11,629        900,811

Redemptions           (1,138.732)             (1,237,158)                  -
(1,237,158)

Partners' Capital,
 June 30, 1999         16,507.361          $18,406,891           $244,005
$18,650,896








           The accompanying notes are an integral part of these financial statements.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income  (loss)                     900,811                (
1,426,875)
Noncash item included in net income (loss):
    Net change in unrealized        333,153              608,710

(Increase) decrease in operating assets:
    Due from DWR                     (35,035)            (5,655)
    Interest receivable (DWR)           (687)            13,486
    Net option premiums                -                 (5,628)

Increase (decrease) in operating liabilities:
    Accrued management fees             (845)            (7,045)
    Accrued administrative expenses  13,899              15,335
          Incentive      fees      payable                 18,001
-
Net  cash  provided by (used for) operating activities  1,229,297
(807,672)


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable(775)          77,560
Redemptions        of       units                     (1,237,158)
(1,461,416)

Net    cash   used   for   financing   activities     (1,237,933)
(1,383,856)

Net      decrease      in      cash                       (8,636)
(2,191,528)

Balance      at      beginning     of     period       17,208,838
19,685,194

Balance      at      end     of     period             17,200,202
17,493,666




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

Report on Form 10-K.


1. Organization

Dean  Witter  Global  Perspective Portfolio  L.P.  is  a  limited partnership  organized  to engage primarily  in  the  speculative trading  of  futures  and forward contracts, options  on  futures contracts,  physical  commodities and other  commodity  interests

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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

SFAS  No. 133 supersedes SFAS No. 119 and No. 105, which required

the   disclosure   of   average   aggregate   fair   values   and

contract/notional  values, respectively, of derivative  financial instruments for an entity which carries its assets at fair value.

The  application  of  SFAS No. 133 does not  have  a  significant effect on the Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $1,477,828 and

$1,810,981 at June 30, 1999 and December 31, 1998, respectively.



Of  the $1,477,828 net unrealized gain on open contracts at  June

30, 1999, $1,773,471 related to exchange-traded futures contracts and  $(295,643)  related to off-exchange-traded forward  currency contracts.



Of  the  $1,810,981  net unrealized gain  on  open  contracts  at

December 31, 1998, $2,079,747 related to exchange-traded  futures contracts  and $(268,766) related to off-exchange-traded  forward currency contracts.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Exchange-traded futures contracts held by the Partnership at June

30,  1999  and  December 31, 1998 mature through March  2000  and

September   1999,   respectively.   Off-exchange-traded   forward

currency  contracts held by the Partnership at June 30, 1999  and

December  31, 1998 mature through September 1999 and March  1999,

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

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


which   funds,   in   the  aggregate,  totaled  $18,973,673   and

$19,288,585 at June 30, 1999 and December 31, 1998, respectively.



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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $1,866,989 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains were experienced in the global  interest  rate futures markets from short positions in Japanese bond futures  as prices  fell  during  quarter-end  amid  news  of  stronger-than-

expected  economic growth in Japan.  Short positions in  European bond  futures  were also profitable as prices  in  these  markets moved lower during June on a general negative tone regarding  the

European common currency, a decline in U.S. Treasury bond prices and bearish sentiment pertaining to the overall health of the

European  economy.   Smaller gains were recorded  in  the  energy

markets from long natural gas futures positions as prices climbed during  April  on the release of a report that showed  increasing

storage  stock  that  was well-below market expectations.   These

gains  were  partially offset by losses in the  currency  markets from  short Japanese yen positions as the yen's value temporarily strengthened during mid-June versus the U.S. dollar on reports of stronger-than-expected gross domestic product  data  from  Japan.

Newly  established  long Japanese yen positions  produced  losses later  in June as the yen's value weakened versus the U.S. dollar after  the Bank of Japan intervened to prevent a rise in the  yen

in  an  effort to assist economic recovery in Japan.   Additional

losses  were  incurred  in the agricultural  markets  from  short positions in soybean meal and corn futures as soybean meal prices surged  during  April  as  a  result of  investment  fund  short-

covering,  reports  by  the USDA lowering  supply  estimates  and unfavorable  weather in South America, while  corn  prices  edged higher  during  May on an increase in U.S. exports and  forecasts for  extended heat and dryness in most Midwestern states.  In the soft  commodities markets, long coffee futures positions resulted in  losses  as prices declined due to warm weather in Brazil  and ample  warehouse  supplies during June. Total  expenses  for  the three months ended June 30, 1999 were $533,767, resulting in  net

income  of  $1,333,222.   The value  of  a  Unit  increased  from

$1,051.31 at March 31, 1999 to $1,129.85 at June 30, 1999.

For  the six months ended June 30, 1999, the Partnership recorded total  trading  revenues including interest income of  $1,942,309 and  posted  an  increase in Net Asset Value per Unit.  The  most significant gains were recorded from short positions in  European bond  futures,  particularly British  and  German  interest  rate futures, as prices in these markets moved lower during June  amid a  general  negative  tone over the European common  currency,  a decline  in  U.S.  Treasury  bond prices  and  bearish  sentiment pertaining  to  the  overall  health  of  the  European  economy.

Additional gains were experienced during February from short U.S.

interest  rate  futures positions as domestic  bond  prices  fell significantly due to strong U.S. economic data and on warnings of inflation in the U.S. by Federal Reserve Chairman Alan Greenspan.

Short   positions  in  U.S.  interest  rate  futures  were   also

profitable during May as domestic bond prices dropped sharply due to  a  rise  in  the  Consumer Price Index and  Alan  Greenspan's comments  regarding the unlikely possibility  of  continued  U.S.

economic expansion without significant inflation.  In the  energy markets,  gains  were recorded during March and April  from  long crude  oil  futures  positions as oil prices  moved  considerably higher  on news that both OPEC and non-OPEC countries had reached an  agreement  to cut total output by approximately  two  million

barrels   a   day  beginning  April  1st.   Smaller  gains   were

experienced in the currency markets from short positions  in  the euro  and  Swiss franc as the value of these European  currencies declined  versus the U.S. dollar due to the strength of the  U.S.

economy, concerns pertaining to the economic health of Europe and

Japan, and growing uncertainty about the military action in

Yugoslavia.  A portion of these gains was offset by losses in the global  stock  index futures markets from trading S&P  500  Index futures  during  January and February as domestic  equity  prices moved in a choppy pattern on concerns that strong economic growth in  the  U.S. would lead to an interest rate hike by the  Federal

Reserve.  Additional losses were recorded in the soft commodities markets  from  long  coffee futures positions during  January  as prices declined amid fears that economic turmoil in Brazil  would

lead  them  to  flood the market with increased exports.   During

June,  long  coffee  futures positions were also  unfavorable  as priced declined due to warm weather in Brazil and ample warehouse supplies.  In the metals markets, losses were incurred during May from  long positions in zinc and copper futures as the prices  of most base metals fell significantly amid large supply, low demand and  the  unlikely possibility of a production cut  in  the  near

future.   Smaller  losses were experienced  in  the  agricultural

markets from short corn futures positions as priced moved  higher on  an  increase in U.S. exports and forecasts for extended  heat and  dryness in most Midwestern states.  Total expenses  for  the six  months ended June 30, 1999 were $1,041,498, resulting in net income of $900,811.  The value of a Unit increased from $1,076.00 at December 31, 1998 to $1,129.85 at June 30, 1999.



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

European  interest  rate  futures  prices  reversed  lower  after trending higher previously.  This trend higher in global interest rate  futures prices re-emerged during May.  However,  additional losses  were  recorded during June as this upward  move  reversed sharply  lower  during  mid-month  in  reaction  to  the  Federal

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

$1,234,073.  The value of a Unit decreased from $958.16 at  March

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

January  and  March,  and from long silver futures  positions  as silver  prices  reversed  sharply  lower  during  February  after trending higher previously.  In the agricultural markets,  losses were  recorded from trading soybean oil futures in May  and  corn futures  in  June.  Smaller losses were recorded  in  the  energy

markets.   A  portion  of the Partnership's  overall  losses  was

offset  by gains in soft commodities from short sugar and  coffee futures as prices in these markets trended lower.  Total expenses for the six months ended June 30, 1998 were $1,092,258, resulting in a net loss of $1,426,875. The value of a Unit decreased from

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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and Section 21E of the Securities Exchange

Act of 1934).  All
quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



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



The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $19 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Interest Rate                 (2.35)%

     Currency                      (2.06)

     Equity                        (1.09)

      Commodity                         (1.15)

      Aggregate Value at Risk      (4.10)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net Assets for the four quarterly reporting periods from July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High      Low      Average

Interest Rate                      (2.35)%   (0.91)%    (1.75)%

Currency                           (2.06)    (0.95)     (1.46)

Equity                             (1.09)    (0.34)     (0.76)

Commodity                          (1.15)    (0.60)     (0.90)

Aggregate Value at Risk            (4.10)%   (2.15)%    (2.71)%

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

The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis  at June 30, 1999 and for the end  of  the  four quarterly  reporting periods from July 1, 1998 through  June  30,

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

Partnership  also maintains a substantial portion  (approximately

78%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of June 30, 1999, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

      Interest Rate. The primary trading risk market exposure  in the Partnership is in the interest rate sector.  Exposure at June

30,  1999 was spread across the U.S., European, Japanese,  German

and  British  interest  rate sectors.   Interest  rate  movements

directly affect the price of the sovereign bond futures positions held  by the Partnership and indirectly affect the value  of  its stock  index and currency positions.  Interest rate movements  in one  country as well as relative interest rate movements  between countries materially impact the Partnership's profitability.  The

Partnership's  primary  interest rate exposure  is  generally  to interest rate fluctuations in the United States and the other G-7 countries.  However, the Partnership also takes futures positions in  the  government debt of smaller nations - e.g. Australia  and

Spain.   Demeter  anticipates that G-7  and  Australian  interest

rates  will  remain  the primary interest rate  exposure  of  the

Partnership for the foreseeable future.  The changes in  interest rates, which have the most effect on the Partnership, are changes

in  long-term,  as  opposed to short-term, rates.   Most  of  the

speculative  futures  positions held by the  Partnership  are  in medium-to-long term instruments.  Consequently, even  a  material change  in  short-term  rates would have  little  effect  on  the

Partnership, were the medium-to-long term rates to remain steady.

      Currency.  The second largest trading risk market  exposure

this  quarter  is  in  the currency complex.   The  Partnership's

currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions

between  two  currencies other than the  U.S.  dollar.   For  the

second quarter of 1999, the Partnership's major exposures were in the  euro  currency  crosses and outright U.S. dollar  positions.

(Outright  positions  consist  of  the  U.S.  dollar  vs.   other

currencies.  These other currencies include the major  and  minor

currencies).   Demeter does not anticipate that the risk  profile

of the Partnership's currency sector will change significantly in

the  future.   The  currency trading VaR figure includes  foreign

margin  amounts  converted into U.S. dollars with an  incremental adjustment  to  reflect the exchange rate risk  inherent  to  the dollar-based  Partnership  in  expressing  VaR  in  a  functional currency other than dollars.

      Equity.    The  primary equity exposure is to equity  price

risk in the G-7 countries.  The stock index futures traded by the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  June  30,  1999,  the  Partnership's   primary

exposures were in the Nikkei (Japan), Hang Seng (China)  and  DAX

(German) stock indices.  The Partnership is primarily exposed  to the  risk of adverse price trends or static markets in the  U.S.,

European  and Japanese indices.  (Static markets would not  cause major market changes but would make it difficult for the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses).

     Commodity.

     Soft  Commodities and Agriculturals. On June 30,  1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was in  the  soybean,  cotton and sugar markets.  Supply  and  demand inequalities,  severe weather disruption and market  expectations affect price movements in these markets.

     Energy.  On June 30, 1999, the Partnership's energy exposure was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have  broken  out  of  low price  ranges  achieved in 1998, it is possible  that  volatility will  increase as well.  Significant profits and losses have been and  are  expected to continue to be experienced in this  market.

Natural gas, also a primary energy market exposure, has exhibited more  volatility than the oil markets on an intra-day  and  daily basis and is expected to continue in this choppy pattern.

     Metals.    The Partnership's primary metals market  exposure

is  to  fluctuations in the price of gold and  silver.   Although

certain  Trading  Advisors will, from time to  time,  trade  base metals  such as aluminum, copper, zinc and nickel, the  principal market  exposures  of the Partnership have consistently  been  in precious  metals,  gold and silver.  The Trading  Advisors'  gold trading has been increasingly limited due to the long-lasting and

                                  mainly non-volatile decline  in

the  price  of  gold over the last 10-15 years.  However,  silver prices  have remained volatile over this period, and the  Trading

Advisors  have from time to time taken substantial  positions  as they  have  perceived  market opportunities to  develop.  Demeter anticipates  that gold and silver will remain the primary  metals market exposure for the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances are in euros, Japanese yen, Swiss  francs  and

British pounds.  The Partnership controls the non-trading risk of these  balances by regularly converting these balances back  into dollars upon liquidation of the respective position.



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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's  1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   aciton   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.


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




                           Dean Witter Global Perspective
                              Portfolio L.P. (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

August 13, 1999            By:  /s/ Lewis A. Raibley, III
                                    Lewis A. Raibley, III
                                    Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.