Form 10-Q
period 1999-09-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 1999-11-15
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                     September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1999
     (Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 1999 and 1998
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .................................. 21-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................ 34

Item 6. Exhibits and Reports on Form 8-K..................34








                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                    Sepember 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                               16,042,353     17,208,838
 Net unrealized gain on open contracts   1,171,816    1,810,981

      Total Trading Equity          17,214,169     19,019,819

Due from DWR                            90,069        111,358
Interest receivable (DWR)              54,375           54,454

      Total Assets                  17,358,613     19,185,631


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable                    131,061        138,458
Accrued management fee                  43,304         47,934
Accrued administrative expenses         36,874        11,996

      Total Liabilities                211,239        198,388

Partners' Capital

 Limited Partners (15,737.600 and
        17,430.131 Units, respectively) 16,915,251 18,754,867
 General Partner (215.962 Units)       232,123        232,376

 Total Partners' Capital            17,147,374     18,987,243

  Total  Liabilities and Partners' Capital    17,358,613    19,18
5,631


NET ASSET VALUE PER UNIT             1,074.83        1,076.00


          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1999           1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       (282,501)  1,606,810
    Net change in unrealized       (306,012)   2,637,121

      Total Trading Results        (588,513)  4,243,931

 Interest Income (DWR)             167,125          180,333

      Total Revenues               (421,388)    4,424,264

EXPENSES

 Brokerage commissions (DWR)       304,523      339,839
    Management   fee                      132,068         148,693
Transaction fees and costs          37,997       42,777
 Administrative expenses            10,978           12,360
 Incentive fees                      (4,244)             -

    Total Expenses                 481,322         543,669

NET INCOME (LOSS)                  (902,710)    3,880,595


NET INCOME (LOSS) ALLOCATION

 Limited Partners                 (890,828) 3,739,471
        General        Partner                           (11,882)
141,124
NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(55.02)                                     197.11
                          General                         Partner
(55.02)                                  197.11



          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999           1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     1,674,149     1,485,333
    Net change in unrealized       (639,165)     2,028,411

      Total Trading Results      1,034,984      3,513,744

 Interest Income (DWR)             485,937        575,903

      Total Revenues             1,520,921       4,089,647

EXPENSES

 Brokerage commissions (DWR)       941,692      992,891
 Management fee                    412,962      445,471
 Transaction fees and costs        120,081      160,535
 Administrative expenses            34,328       37,030
 Incentive fees                     13,757              -

    Total Expenses               1,522,820     1,635,927

NET INCOME (LOSS)                   (1,899)    2,453,720


NET INCOME (LOSS) ALLOCATION

                         Limited                         Partners
(1,646)                                                 2,360,726
General                                                   Partner
(253)                        92,994
NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(1.17)                                   129.89
                           General                        Partner
(1.17)                         129.89

          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1997   21,679.155            $20,276,293           $692,502
$20,968,795

Net Income            -                    2,360,726             92,994
2,453,720

Redemptions           (2,801.111)           (2,162,520)             (548,560)
(2,711,080)

Partners' Capital,
 September 30, 1998      18,878.044        $20,474,499           $236,936
$20,711,435




Partners' Capital,
 December 31, 1998   17,646.093            $18,754,867           $232,376
$18,987,243

Net Loss                  -                (1,646)         (253)      (1,899)

Redemptions           (1,692.531)            (1,837,970)                  -
(1,837,970)

Partners' Capital,
 September 30, 1999       15,953.562       $16,915,251            $232,123
$17,147,374










           The accompanying notes are an integral part of these financial statements.



          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income  (loss)                     (1,899)                2
,453,720
Noncash item included in net income (loss):
      Net  change  in  unrealized        639,165                (
2,028,411)

Decrease in operating assets:
    Due from DWR                    21,289               163,110
    Interest receivable (DWR)           79               12,280
    Net option premiums                -                 53,391

Increase (decrease) in operating liabilities:
    Accrued management fee          (4,630)              692
         Accrued      administrative     expenses          24,878
27,694

Net    cash   provided   by   operating   activities      678,882
682,476


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable(7,397)        533,500
Redemptions         of        units                   (1,837,970)
(2,711,080)

Net    cash    used   for   financing   activities    (1,845,367)
(2,177,580)

Net      decrease      in      cash                   (1,166,485)
(1,495,104)

Balance      at      beginning     of     period       17,208,838
19,685,194

Balance      at      end     of     period             16,042,353
18,190,090





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



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $1,171,816 and

$1,810,981  at  September  30,  1999  and  December   31,   1998,

respectively.



Of  the  $1,171,816  net unrealized gain  on  open  contracts  at

September 30, 1999, $1,387,226 related to exchange-traded futures contracts  and $(215,410) related to off-exchange-traded  forward currency contracts.



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

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1999 and December 31, 1998 mature through June 2000 and  September  1999,  respectively. Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1999 and  December  31, 1998 mature through December  1999  and  March

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

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


which   funds,   in   the  aggregate,  totaled  $17,429,579   and

$19,288,585  at  September  30,  1999  and  December  31,   1998,

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total trading losses net of interest income of $421,388 and  posted  a  decrease in Net Asset Value per  Unit.  The  most significant  losses  were  experienced in  the  currency  markets during  July from short positions in the European common currency and the Swiss franc as the value of these currencies strengthened versus  the  U.S.  dollar  due  to a better-than-expected  German business  sentiment  survey  and a record  U.S.  traded  deficit.

Additional currency losses were experienced during September from long  euro  and  Swiss  franc positions as  the  value  of  these currencies
declined sharply versus the U.S. dollar on September 10 after  an intervention  by  the Bank of Japan temporarily strengthened  the

U.S.  dollar.  Additional losses were experienced in  the  global stock  index  futures markets from long Hang Seng  Index  futures positions  as Hong Kong stocks moved lower during July on  rising

China-Taiwan  tensions  and  a fall  in  China's  gross  domestic product and during September on fears of an interest rate hike in the U.S. Smaller losses were recorded in the agricultural markets during  September  from long wheat futures  positions  as  prices declined  due  to rain in the southwestern Plains  and  continued

weak  export demand.  These losses were partially offset by gains recorded  in the metals markets from short gold futures positions as  prices  reached  20-year  lows during  July  amid  continuing murmurs  that central banks were offloading or seeking to offload the  precious  metal,  following the Bank of  England's  example.

During September, long gold futures positions were profitable  as gold  prices surged higher as major European central  banks  said they would cap their sales of the metal, thus tightening supplies

in  the  face  of  a  growth in demand.   Additional  gains  were

recorded in the energy markets during September from long futures positions in crude oil and its refined products, unleaded gas and heating  oil.  Prices in these markets increased due to  a  sharp contraction  in  U.S. supplies, Hurricane Floyd and  confirmation from  OPEC  ministers that they will hold their global production

cutbacks   until  April  of  next  year.   Smaller   gains   were

experienced  in  the soft commodities markets  during  July  from short  coffee  futures  positions as  prices  fell  as  fears  of impending frost damage to

Brazilian  plantations evaporated and on predictions that  Brazil would  reap  a record harvest next year. Total expenses  for  the three months ended September 30, 1999 were $481,322, resulting in a  net  loss  of  $902,710.  The value of a Unit  decreased  from

$1,129.85 at June 30, 1999 to $1,074.83 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$1,520,921  and, after expenses, posted a decrease in  Net  Asset

Value per Unit.  The most significant net losses were recorded in the  global  stock index futures markets during June  from  short positions  in European stock index futures, particularly  German,

as  prices in these markets were boosted higher by gains on  Wall

Street and in Japan. Long Hang Seng Index futures positions  also resulted in losses as Hong Kong stocks moved lower during July on rising China-Taiwan tensions and a fall in China's gross domestic product and during September on fears of an interest rate hike in

the  U.S.   Additional losses were recorded in  the  agricultural

markets from short corn futures positions as prices moved  higher during  March  on an increase in U.S. exports and  forecasts  for

extended  heat  and dryness in most Midwestern  states.   Smaller

losses were experienced in the soft commodities markets from long coffee  futures positions during January as prices declined  amid fears  that economic turmoil in Brazil would lead them  to  flood the  market  with  increased exports.  During June,  long  coffee futures positions were unfavorable as prices declined due to warm weather in in Brazil and ample warehouse supplies. A portion of the Partnership's overall losses was offset by gains recorded in the  energy markets from long crude oil futures positions  during

March, April and September as oil prices increased on news during the  first half of the year that both OPEC and non-OPEC countries had  reached an agreement to cut total output.  During the  third quarter, prices rose due to a sharp contraction in U.S. supplies,

Hurricane  Floyd and confirmation during the third  quarter  that

OPEC  ministers will hold their global production cutbacks  until

April  of  next year.  Additional gains were experienced  in  the global  interest  rate futures markets from  short  positions  in

European   bond  futures,  particularly  British  interest   rate

futures, as prices in these markets moved lower during June  amid a  general  negative  tone over the European common  currency,  a decline  in  U.S.  Treasury  bond prices  and  bearish  sentiment pertaining to the overall health of the European economy.  In the metals  markets,  gains  were recorded from  short  gold  futures positions  as  prices  reached  20-year  lows  during  July  amid continuing murmurs that central banks were offloading or  seeking to  offload  the precious metal, following the Bank of  England's

example.   During  September, long gold  futures  positions  were

profitable as gold prices surged higher as major European central banks  said  they  would  cap their sales  of  the  metal.  Total expenses  for  the  nine  months ended September  30,  1999  were

$1,522,820, resulting in a net loss of $1,899.  The  value  of  a

Unit  decreased from $1,076.00 at December 31, 1998 to  $1,074.83 at September 30, 1999.

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

$3,880,595.   The value of a Unit increased from 900.01  at  June

30, 1998 to $1,097.12 at September 30, 1998.



For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$4,089,647  and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains were recorded from long global  bond futures  positions  as German, Japanese and  U.S.  interest  rate futures  prices  moved higher during August and  September  after experiencing trendless price movements during a majority  of  the first  half  of  the year.  This trend higher in global  interest rate  futures prices was a direct result of increased  volatility in the global financial markets which caused a flight of investor

capital  to  the  perceived safety of government  debt.   Smaller

gains were recorded in this market complex from long German stock index  futures positions.  A portion of the Partnership's overall gains  was  offset by losses experienced in the currency  markets from transactions involving the British pound as the value of the pound versus the U.S. dollar moved in a choppy pattern during the first  three  quarters.  Smaller currency losses were experienced during  the  first half of the year from trading the Swiss  franc and  German mark.  Additional Partnership losses recorded in soft commodities during July and August from long positions in  cotton futures  more than offset profits recorded during the first  half of the year from short sugar futures positions. In the metals markets, losses were recorded from transactions involving copper

futures   positions  as  prices  moved  in  a  trendless   manner

throughout the first nine months of the year.  Total expenses for the  nine  months  ended  September  30,  1998  were  $1,635,927,

resulting  in  net income of $2,453,720.  The  value  of  a  Unit increased  from  967.23  at December 31,  1997  to  $1,097.12  at

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$17 million.

     Primary Market           September 30, 1999
     Risk Category              Value at Risk

     Currency                       (1.76)%

     Interest Rate                  (1.27)

     Equity                         (0.62)

      Commodity                          (1.24)

      Aggregate Value at Risk       (2.32)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the four quarterly reporting periods from October

1, 1998 through September 30, 1999.

Primary Market Risk Category        High      Low      Average

Currency                           (2.06)%   (0.99)%    (1.66)%

Interest Rate                      (2.35)    (0.91)     (1.53)

Equity                             (1.09)    (0.62)     (0.83)

Commodity                          (1.24)    (0.78)     (1.06)

Aggregate Value at Risk            (4.10)%   (2.15)%    (2.71)%


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



The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 1999 and for the end of the four

quarterly   reporting  periods  from  October  1,  1998   through

September  30, 1999.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage and monitor  risk and  there  can  be  no  assurance that the Partnership's  actual losses  on  a  particular  day will not exceed  the  VaR  amounts indicated or that such losses will not occur more than 1  in  100 trading days.


Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

82%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

     Currency. The primary market exposure in the Partnership  is in  the currency sector.  The Partnership's currency exposure  is to  exchange  rate  fluctuations,  primarily  fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the third quarter  of

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

      Interest  Rate.  The  second largest market  exposure  this quarter  is  in the interest rate complex.  Exposure  was  spread across  the U.S., European, Japanese, German and British interest rate  sectors.  Interest rate movements directly affect the price of  the  sovereign bond futures positions held by the Partnership and  indirectly affect the value of its stock index and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable  future.  The changes in interest rates,  which  have the most effect on the Partnership, are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by  the Partnership are in  medium-to  long-term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium-to long-term rates to remain steady.

      Equity.    The  primary equity exposure is to equity  price

risk in the G-7 countries.  The stock index futures traded by the

Partnership  are  by  law  limited to futures  on  broadly  based
indices.   As  of  September 30, 1999, the Partnership's  primary

exposures were in the Nikkei (Japan), Hang Seng (China)  and  All

Ordinaries   (Australia)  stock  indices.   The  Partnership   is

primarily  exposed to the risk of adverse price trends or  static

markets  in  the  U.S., European and Japanese  indices.   (Static

markets  would not cause major market changes but would  make  it difficult  for  the Partnership to avoid being  "whipsawed"  into numerous small losses).

     Commodity.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure  was shared by futures contracts in the oil and  natural

gas  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is  approaching  expiration  in  March  2000,  it  is

possible   that   volatility  will  remain  on  the   high   end.

Significant  profits  and losses have been and  are  expected  to continue to be experienced in this market.  Natural gas,  also  a primary  energy  market exposure, has exhibited  more  volatility than  the  oil  markets on an intra day and daily  basis  and  is expected to continue in this choppy pattern.

     Metals.  The Partnership's primary metals market exposure is

to  fluctuations  in  the  price of gold  and  silver.   Although

certain Trading Advisors will from time to time trade base metals such  as aluminum, copper, zinc and nickel, the principal  market exposures of the Partnership have consistently been in precious metals, gold and silver. A significant amount of exposure was evident  in  the  gold  market as the  price  of  gold  increased dramatically  following bullish comments by the European  Central

Bank.  Silver prices have remained volatile over this period, and the  Trading  Advisors' have from time to time taken  substantial positions as they have perceived market opportunities to develop.

Demeter  anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

     Soft  Commodities and Agriculturals. On September 30,  1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the markets  that  comprise  these sectors.  Most  of  the  exposure,

however,  was in the coffee, corn and sugar markets.  Supply  and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:



     Foreign   Currency  Balances.   The  Partnership's   primary

foreign currency balances are in Japanese yen, Mexican pesos  and

euros.   The Partnership controls the non-trading risk  of  these

balances by regularly converting these balances back into dollars upon liquidation of the respective position.

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



Demeter  monitors and controls the risk of the Partnership's non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisors.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



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




                           Dean Witter Global Perspective
                              Portfolio L.P. (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

November 12, 1999          By:  /s/ Lewis A. Raibley, III
                                    Lewis A. Raibley, III
                                    Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.