Form 10-K
period 1999-12-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2000-03-30
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 1999 or

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

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $14,805,796 at January 31, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)


       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1999

                            Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . .  .
 . . . . .  . . . 1

Part I .

  Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . 2-4

  Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . .
 . . . . .   4

   Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . .
 . . . . . 4-6

   Item 4. Submission of Matters to a Vote of Security Holders  .
 . . . . ..                                    6
Part II.

  Item 5. Market for the Registrant's Partnership Units and
          Related Security Holder Matters . . . . . . . . . . . .
 . . . . .   7

  Item 6. Selected Financial Data . . . . . . . . . . . . . . . .
 . . . . . . 8

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.  .. .   . . . . .
 .. . . . .   9-21

   Item   7A.                                        Quantitative
and Qualitative Disclosures About
           Market Risk . . . . . . . . . .  . . . . . . . .  .  .
 . . . . . 21-34

   Item 8. Financial Statements and Supplementary Data  .     . .
 . . . . . . .                                34

  Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . . . . .                                    34
Part III.

   Item10. Directors and Executive Officers of the Registrant . .
 . . . .  35-38

   Item11. Executive Compensation . . . . . . . . . .  .  .  .  .
 . . . . .    38-39

  Item12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . .
 . . . . .                                    39

   Item13. Certain Relationships and Related Transactions . . . .
 . . . . .                                    39
Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . . .  .
 . . . .   40

               DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



          Documents Incorporated                         Part  of
Form 10-K

     Partnership's Prospectus dated December
     31, 1991, together with the Supplement
     to the Prospectus dated April 27, 1992         I and IV

     Annual Report to the Dean Witter
     Global Perspective Portfolio L.P.
     Limited Partners for the year ended
     December 31, 1999                           II, III and IV

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

Capital Management, Inc. and Millburn Ridgefield Corporation (the

"Trading Advisors").



The Partnership's Net Asset Value per unit of limited partnership interest  ("Unit(s)")  as  of December  31,  1999,  was  $970.18,

representing a decrease of 9.8 percent from the Net  Asset  Value per  Unit of $1,076.00 on December 31, 1998.  For a more detailed description of the Partnership's business, see subparagraph (c).

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

       4.    Management  of  the  Part-   4.     "The  Management
       Agreement"
       nership                        (Pages 63-66 of the
                                           Prospectus).      "The
     General  Partner" (Pages                            28-30 of
     the Prospectus).
                                        "The   Commodity  Broker"
     (Pages 61-63 of the
                                         Prospectus)   and   "The
     Limited                                          Partnership
     Agreement" (Pages                                        75-
     78 of the Prospectus).

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

10048.



Item 3.  LEGAL PROCEEDINGS

The  class actions first filed in 1996 in California and  in  New

York  State courts were each dismissed in 1999.  However, in  the

New York State class
action, plaintiffs appealed the trial court's dismissal of  their case on March 3, 2000.



On  September  6,  10,  and 20, 1996,  and  on  March  13,  1997,

purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management Inc.  ("DWFCM"),  MSDW,  certain limited  partnership  commodity pools of  which  Demeter  is  the general partner, (all such parties referred to hereafter  as  the

"Morgan   Stanley  Dean  Witter  Parties")  and  certain  trading

advisors to those pools.  On June 16, 1997, the plaintiffs in the above  actions filed a consolidated amended complaint,  alleging,

among  other things, that the defendants committed fraud, deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various limited partnership commodity pools. The complaints  seek unspecified  amounts  of compensatory and  punitive  damages  and

other   relief.   The  court  entered  an  order  denying   class

certification  on August 24, 1999.  On September  24,  1999,  the

court  entered an order dismissing the case without prejudice  on consent.  Similar  purported class actions  were  also  filed  on

September 18 and 20, 1996, in the Supreme Court of the  State  of

New York,

New  York County, and on November 14, 1996 in the Superior  Court

of  the  State of Delaware, New Castle County, against the Morgan

Stanley  Dean  Witter  Parties and certain  trading  advisors  on

behalf   of  all  purchasers  of  interests  in  various  limited

partnership  commodity  pools sold by  DWR.  A  consolidated  and amended  complaint in the action pending in the Supreme Court  of the State of New York was filed on August 13, 1997, alleging that the  defendants  committed fraud, breach of fiduciary  duty,  and negligent  misrepresentation in the sale  and  operation  of  the various limited partnership commodity pools. The complaints  seek unspecified  amounts  of compensatory and  punitive  damages  and other relief.  The New York Supreme Court dismissed the New  York action in November 1998, but granted plaintiffs leave to file  an

amended  complaint, which they did in early December  1998.   The

defendants  filed a motion to dismiss the amended complaint  with prejudice  on  February 1, 1999.  By decision dated December  21,

1999,  the  New  York  Supreme  Court  dismissed  the  case  with prejudice.



In addition, on December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item  5.   MARKET  FOR  THE REGISTRANT'S  PARTNERSHIP  UNITS  AND
RELATED SECURITY             HOLDER MATTERS

(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.

(b) Holders

The  number  of  holders  of  Units  at  December  31,  1999  was approximately 1,975.

(c) Distributions

No  distributions  have  been made by the  Partnership  since  it commenced trading operations on March 1, 1992. Demeter  has  sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Demeter currently does not  intend to make any distribution of Partnership profits.


Item 6.  SELECTED FINANCIAL DATA (in dollars)



For the Years Ended December 31,
                            1999          1998          1997           1996
1995
Total Revenues
(including  interest)      268,597    4,169,027    4,917,569      4,375,881
7,723,714

Net  Income  (Loss)      (1,674,974)  2,022,979    2,420,203      1,766,076
4,586,655

Net Income (Loss)
Per Unit (Limited
&  General  Partners)      (105.82)      108.77         97.12         73.76
114.30

Total   Assets          15,203,903   19,185,631    21,221,634    22,267,408
24,852,070

Total Limited
Partners'   Capital     14,636,245   18,754,867    20,276,293    21,020,037
23,774,361

Net Asset Value Per
Unit                       970.18      1,076.00        967.23        870.11
796.35









Item    7.     MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF    FINANCIAL
CONDITION AND                RESULTS OF OPERATIONS

Liquidity  -  The  Partnership  deposits  its  assets  with  DWR  as   non-

clearing   broker   and  Carr  as  clearing  broker  in  separate   futures

trading   accounts   established   for   each   Trading   Advisor,    which

assets   are  used  as  margin  to  engage  in  trading.  The  assets   are

held    in    either    non-interest-bearing   bank    accounts    or    in

securities   and   instruments   permitted   by   the   Commodity   Futures

Trading   Commission   ("CFTC")  for  investment  of  customer   segregated

or   secured  funds.   The  Partnership's  assets  held  by  the  commodity

brokers   may   be   used   as   margin  solely   for   the   Partnership's

trading.    Since   the  Partnership's  sole  purpose  is   to   trade   in

futures,    forwards,   and   options,   it   is    expected    that    the

Partnership   will   continue  to  own  such  liquid  assets   for   margin

purposes.



The   Partnership's   investment   in  futures,   forwards,   and   options

may,  from  time  to  time,  be  illiquid.   Most  U.S.  futures  exchanges

limit   fluctuations  in  prices  during  a  single  day   by   regulations

referred   to   as   "daily   price   fluctuations   limits"    or   "daily

limits".    Trades  may  not  be  executed  at  prices  beyond  the   daily

limit.   If  the  price  for  a  particular  futures  or  options  contract has  increased  or  decreased  by  an amount  equal  to  the  daily  limit,

positions   in   that   futures  or  options  contract   can   neither   be

taken   nor  liquidated  unless  traders  are  willing  to  effect   trades

at   or   within  the  limit.   Futures  prices  have  occasionally   moved

the daily limit for several consecutive days with little or
no    trading.     These    market    conditions    could    prevent    the

Partnership   from   promptly   liquidating   its   futures   or    options

contracts and result in restrictions on redemptions.



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



The   Partnership   has   never   had   illiquidity   affect   a   material

portion of its assets.



Capital   Resources.   The  Partnership  does  not  have,  or   expect   to

have,   any   capital  assets.   Redemptions  of  Units   in   the   future

will   affect   the   amount  of  funds  available   for   investments   in

futures   interests  in  subsequent  periods.   It  is  not   possible   to

estimate    the    amount   and   therefore,   the   impact    of    future

redemptions of Units.

Results of Operations.

General.     The    Partnership's   results   depend   on    its    Trading

Advisors   and   the   ability   of   each   Trading   Advisors'    trading

programs   to   take  advantage  of  price  movements   or   other   profit

opportunities  in  the  futures,  forwards,  and  options   markets.    The

following   presents  a  summary  of  the  Partnership's   operations   for

the   three  years  ended  December  31,  1999  and  a  general  discussion

of  its  trading  activities  during  each  period.   It  is  important  to

note,   however,  that  the  Trading  Advisors  trade  in  various  markets at  different  times  and  that  prior  activity  in  a  particular  market

does   not  mean  that  such  market  will  be  actively  traded   by   the

Trading    Advisors    or    will   be   profitable    in    the    future.

Consequently,   the   results  of  operations  of   the   Partnership   are

difficult   to   discuss  other  than  in  the  context  of   its   Trading

Advisors'   trading  activities  on  behalf  of  the   Partnership   as   a

whole and how the Partnership has performed in the past.




At    December   31,   1999,   the   Partnership's   total   capital    was

$14,845,767,    a   decrease   of   $4,141,476   from   the   Partnership's

total  capital  of  $18,987,243  at  December  31,  1998.   For  the   year

ended  December  31,  1999,  the  Partnership  generated  a  net  loss   of

$1,674,974 and total redemptions aggregated $2,466,502.



For   the   year   ended  December  31,  1999,  the  Partnership   recorded

total   trading   revenues,   including  interest   income,   of   $268,597

and   posted   a  decrease  in  Net  Asset  Value  per  Unit.    The   most

significant losses of approximately 7.02% were
experienced   from   global   interest  rate   futures   trading   as   the

volatile   and   choppy  price  movement  experienced   during   the   year

limited   the  ability  to  capitalize  on  trends.   During   the   fourth

quarter,   most   global  bond  markets  dropped   on   a   resurgence   of

inflation    and   interest   rate   fears   initiated   by    consistently

strong   U.S.   economic   data,   evidence   of   rising   inflation    in

Germany   and   increases   in   oil   prices.    Additional   losses    of

approximately   5.40%   were   recorded   in   the   global   stock   index

futures    markets    primarily   from   short   European    stock    index

futures,   particularly   German,  as  prices   in   these   markets   were

boosted  higher  by  gains  on  Wall Street  and  in  Japan  early  in  the

year.    As   a  result  of  a  widespread  contraction  of  a  number   of

major    stock    markets,    some    downward    price    trends    became

established   in   the   late   summer/early   fall   that    caused    the

Partnership's     trend-following    managers    to     establish     short

positions.   Given  the  upward  snapback  exhibited  in  many   of   these

markets,   especially   the   U.S.,   these   previously   existing   short

positions   were   negatively   impacted   during   the   fourth   quarter.

Smaller    losses   of   1.71%   and   1.65%   were   recorded    in    the

agricultural   markets   and   soft  commodities   markets,   respectively.

A   portion  of  the  Partnership's  overall  losses  for  the  year   were

offset   by   gains  of  approximately  0.85%  recorded   in   the   energy

markets   from   long   crude   oil  futures  positions   as   oil   prices

increased    on   supply   cuts   by   oil   producing   nations.     Total

expenses  for  the  year  were  $1,943,571, resulting  in  a  net  loss  of

$1,674,974.    The   value   of  a  Unit  decreased   from   $1,076.00   at

December 31, 1998 to $970.18 at December 31, 1999.

At    December   31,   1998,   the   Partnership's   total   capital    was

$18,987,243,    a   decrease   of   $1,981,552   from   the   Partnership's

total  capital  of  $20,968,795  at  December  31,  1997.   For  the   year

ended   December  31,  1998,  the  Partnership  generated  net  income   of

$2,022,979 and total redemptions aggregated $4,004,531.



For   the   year   ended  December  31,  1998,  the  Partnership   recorded

total   trading   revenues,  including  interest  income,   of   $4,169,027

and  posted  an  increase  in  Net Asset  Value  per  Unit.  In  1998,  the

Partnership   recorded  gains  of  approximately  14.75%  in   the   global

interest   rate   markets   primarily  as  prices   moved   higher   during

August   and   September.   The  most  significant  gains   were   recorded

from   German,  U.S.  and  Japanese  interest  rate  futures  as  investors

sought   the  safety  of  fixed  income  investments  in  response   to   a

decline   in  the  global  equity  markets  amid  political  and   economic

turmoil   in   Russia,   Asia  and  Latin  America.    These   gains   were

partially   offset  by  losses  of  approximately  5.62%   experienced   in

the   currency   markets  and  approximately  5.04%  experienced   in   the

metals   markets,  as  prices  in  these  markets  moved  in  a  short-term

volatile   pattern  during  a  good  portion  of  the  year  as   investors

nervously   shifted   their  capital  from   market   to   market   in   an

effort   to  limit  risk  and  increase  return  in  the  face  of   global

economic    uncertainty.    Total    expenses    for    the    year    were

$2,146,048,  resulting  in  net  income  of  $2,022,979.   The   value   of

a   Unit   increased  from  $967.23  at  December  31,  1997  to  $1,076.00 at December 31, 1998.

At    December   31,   1997,   the   Partnership's   total   capital    was

$20,968,795,   a   decrease  of  $674,210  from  the  Partnership's   total

capital  of  $21,643,005,  at  December  31,  1996.   For  the  year  ended

December   31,   1997,   the   Partnership   generated   net   income    of

$2,420,203 and total redemptions aggregated $3,094,413.



For   the   year   ended  December  31,  1997,  the  Partnership   recorded

total   trading   revenues,  including  interest  income,   of   $4,917,569

and  posted  an  increase  in  Net  Asset  Value  per  Unit.  Overall,  the

Partnership    recorded   net   profits   for   the   year.     Gains    of

approximately    8.75%    were   recorded   in   the    currency    markets

primarily   as   a  result  of  sustained  price  trends  throughout   much

of   the  year.   A  portion  of  the  Partnership's  overall  gains   were

offset   by   losses  of  approximately  1.50%  recorded  in   the   global

interest   rate   futures  markets  primarily  due   to   a   sharp   trend

reversal   in  international  interest  rate  futures  prices  during   the

fourth   quarter   and   as   a   result  of   short-term   volatility   in

domestic   bond   and   stock  index  futures.    Offsetting   gains   were

recorded   from   long  global  interest  rate  futures  positions   during

July.     Additionally,   the   Partnership's   diversification   over    a

variety   of   market   complexes  allowed  the   Partnership   to   record

smaller    trading   gains   of   approximately   0.14%   in    traditional

commodities,   the   agricultural  markets.    Total   expenses   for   the

year  were  $2,497,366,  resulting  in  net  income  of  $2,420,203.    The

value   of  a  Unit  increased  from  $870.11  at  December  31,  1996   to

$967.23 at December 31, 1997.

The    Partnership's   overall   performance   record   represents   varied

results  of  trading  in  different  futures  interests  markets.   For   a

further   description  of  1999  trading  results,  refer  to  the   letter

to   the   Limited   Partners  in  the  accompanying   Annual   Report   to

Limited   Partners  for  the  year  ended  December  31,  1999,  which   is

incorporated   by   reference  to  Exhibit  13.01  of   this   Form   10-K.

The    Partnership's   gains   and   losses   are   allocated   among   its

partners for income tax purposes.



Credit Risk.

Financial   Instruments.   The  Partnership  is  a   party   to   financial

instruments   with  elements  of  off-balance  sheet  market   and   credit

risk.    The   Partnership  may  trade  futures,  forwards,   and   options

in    a   portfolio   of   agricultural   commodities,   energy   products,

foreign   currencies,   interest   rates,   precious   and   base   metals,

soft   commodities,   and   stock  indices.    In   entering   into   these

contracts,   the   Partnership  is  subject  to  the   market   risk   that

such    contracts    may    be   significantly   influenced    by    market

conditions,   such   as  interest  rate  volatility,  resulting   in   such

contracts   being   less   valuable.    If   the   markets   should    move

against  all  of  the  positions  held  by  the  Partnership  at  the  same time,  and  if  the  Trading  Advisors  were  unable  to  offset  positions

of   the  Partnership,  the  Partnership  could  lose  all  of  its  assets and investors would realize a 100% loss.

In   addition   to   the   Trading  Advisors'   internal   controls,   each

Trading   Advisor   must   comply  with  the  trading   policies   of   the

Partnership.     These    trading   policies    include    standards    for

liquidity   and   leverage   with  which  the  Partnership   must   comply.

The    Trading    Advisors   and   Demeter   monitor   the    Partnership's

trading    activities    to   ensure   compliance    with    the    trading

policies.    Demeter   may   require  the  Trading   Advisors   to   modify

positions  of  the  Partnership  if  Demeter  believes  they  violate   the

Partnership's trading policies.



In   addition   to  market  risk,  in  entering  into  futures,   forwards,

and   options   contracts  there  is  a  credit  risk  to  the  Partnership that  the  counterparty  on  a  contract will  not  be  able  to  meet  its

obligations   to   the   Partnership.    The   ultimate   counterparty   or

guarantor  of  the  Partnership  for  futures  contracts  traded   in   the

United   States  and  the  foreign  exchanges  on  which  the   Partnership

trades   is   the   clearinghouse  associated  with  such   exchange.    In

general,   a   clearinghouse   is  backed  by   the   membership   of   the

exchange  and  will  act  in  the  event  of  non-performance  by  one   of

its   members   or   one   of   its  member's   customers,   which   should

significantly    reduce    this    credit    risk.     For    example,    a

clearinghouse   may   cover  a  default  by  drawing  upon   a   defaulting

member's    mandatory   contributions   and/or   non-defaulting    members'

contributions    to    a   clearinghouse   guarantee   fund,    established

lines   or  letters  of  credit  with  banks,  and/or  the  clearinghouse's surplus capital and other available assets
of   the  exchange  and  clearinghouse,  or  assessing  its  members.    In

cases   where   the  Partnership  trades  off-exchange  forward   contracts

with  a  counterparty,  the  sole  recourse  of  the  Partnership  will  be the forward contracts counterparty.



There  is  no  assurance  that  a  clearinghouse  or  exchange  will   meet

its   obligations  to  the  Partnership,  and  Demeter  and  the  commodity

brokers   will  not  indemnify  the  Partnership  against  a   default   by

such   parties.   Further,   the  law  is   unclear   as   to   whether   a

commodity  broker  has  any  obligation  to  protect  its  customers   from

loss   in  the  event  of  an  exchange  or  clearinghouse  defaulting   on

trades   effected   for  the  broker's  customers.   Any  such   obligation

on  the  part  of  a  broker  appears even less  clear  where  the  default occurs in a non-U.S. jurisdiction.



Demeter   deals   with   these  credit  risks   of   the   Partnership   in

several    ways.     First,   it   monitors   the   Partnership's    credit

exposure  to  each  exchange  on  a  daily  basis,  calculating  not   only

the  amount  of  margin  required  for  it  but  also  the  amount  of  its

unrealized  gains  at  each  exchange,  if  any.   The  commodity   brokers

inform   the  Partnership,  as  with  all  their  customers,  of  its   net

margin   requirements  for  all  its  existing  open  positions,   but   do

not   break   that  net  figure  down,  exchange  by  exchange.    Demeter,

however,   has  installed  a  system  which  permits  it  to  monitor   the

Partnership's   potential   margin   liability,   exchange   by   exchange.

As a result, Demeter is able to monitor the

Partnership's   potential  net  credit  exposure  to   each   exchange   by

adding  the  unrealized  trading  gains  on  that  exchange,  if  any,   to

the Partnership's margin liability thereon.



Second,   the   Partnership's  trading  policies  limit   the   amount   of

its  Net  Assets  that  can  be committed at  any  given  time  to  futures

contracts    and    require,   in   addition,   a   minimum    amount    of

diversification    in    the   Partnership's    trading,    usually    over

several   different   products.   One  of  the   aims   of   such   trading

policies    has   been   to   reduce   the   credit   exposure    of    the

Partnership    to    a    single   exchange    and,    historically,    the

Partnership's   exposure  to  any  one  exchange  has  typically   amounted

to   only   a  small  percentage  of  its  total  Net  Assets.   On   those

relatively   few   occasions  where  the  Partnership's   credit   exposure

may  climb  above  such  level,  Demeter deals  with  the  situation  on  a

case   by   case   basis,   carefully  weighing   whether   the   increased

level   of   credit   exposure  remains  appropriate.    Material   changes

to   the  trading  policies  may  be  made  only  with  the  prior  written

approval   of  the  limited  partners  owning  more  than  50%   of   Units

then outstanding.



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



See   "Financial   Instruments"  under  Notes   to   Financial   Statements

in   the   Partnership's  Annual  Report  to  Limited  Partners   for   the

year   ended  December  31,  1999,  which  is  incorporated  by   reference

to Exhibit 13.01 of this Form

10-K.



Year    2000.     Commodity    pools,   like   financial    and    business

organizations   and   individuals  around  the   world,   depend   on   the

smooth   functioning   of   computer  systems.    The   Year   2000   issue

arose   since  many  of  the  world's  computer  systems  (including  those

in    non-information    technology   systems)    traditionally    recorded

years   in   a   two-digit  format.   If  not  addressed,   such   computer

systems   may   have  been  unable  to  properly  interpret  dates   beyond

the  year  1999,  which  may  have  led  to  business  disruptions  in  the

U.S.   and   internationally.   Such  disruptions  could   have   adversely

affected   the   handling   or  determination   of   futures   trades   and

prices    and   other   services   for   the   Partnership.    Accordingly,

Demeter    has    fully    participated   in    a    firmwide    initiative

established   by  MSDW  to  address  issues  associated   with   the   Year

2000.    As   part   of   this  initiative,  MSDW   reviewed   its   global

software and hardware infrastructure for mainframe, server
and    desktop   computing   environments   and   engaged   in    extensive

remediation    and    testing.     The   Year    2000    initiative    also

encompassed   the   review  of  agencies,  vendors   and   facilities   for

Year 2000 compliance.



Since   1995,   MSDW  prepared  actively  for  the  Year  2000   issue   to

ensure  that  it  would  have  the  ability  to  respond  to  any  critical

business   process   failure,  to  prevent  the  loss  of   workspace   and

technology,   and   to   mitigate   any   potential   financial   loss   or

damage   to   its   global   franchise.    Where   necessary,   contingency

plans   were   expanded  or  developed  to  address  specific   Year   2000

risk    scenarios,   supplementing   existing   business    policies    and

practices.   In   conjunction   with   MSDW's   Year   2000   preparations,

Demeter   monitored  the  progress  of  Carr  and  each   Trading   Advisor

throughout    1999   in   their   Year   2000   compliance    and,    where

applicable,   tested   its  external  interfaces,   with   Carr   and   the

Trading   Advisors.    In   addition,  Demeter,  the   commodity   brokers,

the    Trading    Advisors   and   all   U.S.   futures   exchanges    were

subjected    to   monitoring   by   the   CFTC   of   their    Year    2000

preparedness,   and  the  major  foreign  futures  exchanges   engaged   in

market-wide testing of their Year 2000 compliance during 1999.



MSDW   and   Demeter   consider  the  transition   into   the   Year   2000

successful   from   the   perspective  of  their   internal   systems   and

global    external   interactions.    Over   the   millennial    changeover

period,   no   material  issues  were  encountered,   and   MSDW,   Demeter

and the Partnership conducted business as usual.

Risks   Associated   With   the  Euro.   On   January   1,   1999,   eleven

countries    in   the   European   Union   established   fixed   conversion

rates   on  their  existing  sovereign  currencies  and  converted   to   a

common    single    currency    (the   euro).     During    a    three-year

transition   period,   the   sovereign   currencies   will   continue    to

exist   but   only  as  a  fixed  denomination  of  the  euro.   Conversion

to   the   euro   prevents  the  Trading  Advisors   from   trading   those

sovereign   currencies   and  thereby  limits   their   ability   to   take

advantage   of   potential  market  opportunities  that   might   otherwise

have   existed   had   separate  currencies  been   available   to   trade.

This   could   adversely   affect   the   performance   results   of    the

Partnership.


Item   7A.   QUANTITATIVE   AND  QUALITATIVE   DISCLOSURES   ABOUT   MARKET
RISK

Introduction

The   Partnership   is  a  commodity  pool  involved  in  the   speculative

trading   of   futures   interests.    The   market-sensitive   instruments

held   by   the   Partnership   are  acquired   for   speculative   trading

purposes  only  and,  as  a  result,  all  or  substantially  all  of   the

Partnership's   assets   are  at  risk  of   trading   loss.    Unlike   an

operating   company,   the   risk   of  market-sensitive   instruments   is

central,    not   incidental,   to   the   Partnership's   main    business

activities.



The   futures   interests  traded  by  the  Partnership   involve   varying

degrees   of   market   risk.   Market  risk  is   often   dependent   upon

changes   in   the   level  or  volatility  of  interest  rates,   exchange

rates,    and    prices   of   financial   instruments   and   commodities.

Fluctuations in market risk based upon these
factors   result   in   frequent  changes  in  the  fair   value   of   the

Partnership's   open  positions,  and,  consequently,   in   its   earnings

and cash flow.



The   Partnership's   total   market  risk  is   influenced   by   a   wide

variety    of   factors,   including   the   diversification   among    the

Partnership's   open   positions,  the  volatility   present   within   the

markets,   and   the  liquidity  of  the  markets.   At  different   times,

each  of  these  factors  may  act  to  increase  or  decrease  the  market risk associated with the Partnership.



The   Partnership's   past   performance  is  not  necessarily   indicative

of   its   future  results.   Any  attempt  to  numerically  quantify   the

Partnership's   market  risk  is  limited  by  the   uncertainty   of   its

speculative   trading.    The   Partnership's   speculative   trading   may

cause  future  losses  and  volatility  (i.e.  "risk  of  ruin")  that  far

exceed   the   Partnership's  experiences  to  date   or   any   reasonable

expectations based upon historical changes in market value.



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



The   Partnership   accounts  for  open  positions   using   mark-to-market

accounting   principles.    Any  loss  in   the   market   value   of   the

Partnership's    open   positions   is   directly    reflected    in    the

Partnership's   earnings,  whether  realized   or   unrealized,   and   its

cash   flow.    Profits   and  losses  on  open  positions   of   exchange-

traded    futures   interests   are   settled   daily   through   variation

margin.



The   Partnership's  risk  exposure  in  the  market  sectors   traded   by

the  Trading  Advisors  is  estimated below  in  terms  of  Value  at  Risk

("VaR").   The   VaR   model   used  by  the  Partnership   includes   many

variables   that  could  change  the  market  value  of  the  Partnership's

trading   portfolio.   The  Partnership  estimates  VaR   using   a   model

based   upon  historical  simulation  with  a  confidence  level  of   99%.

Historical    simulation   involves   constructing   a   distribution    of

hypothetical   daily   changes  in  the  value  of  a  trading   portfolio.

The   VaR   model  takes  into  account  linear  exposures  to  price   and

interest   rate   risk.   Market  risks  that  are  incorporated   in   the

VaR   model   include   equity  and  commodity  prices,   interest   rates,

foreign   exchange   rates,   and  correlation   among   these   variables.

The   hypothetical  changes  in  portfolio  value  are   based   on   daily

percentage  changes  observed  in  key  market  indices  or  other   market

factors    ("market   risk   factors")   to   which   the   portfolio    is

sensitive.  The historical observation
period  of  the  Partnership's  VaR  is  approximately  four  years.    The

one-day   99%   confidence  level  of  the  Partnership's  VaR  corresponds to  the  negative  change  in  portfolio  value  that,  based  on  observed market  risk  factors,  would  have  been  exceeded  once  in  100  trading days.



VaR    models,    including    the    Partnership's,    are    continuously

evolving   as   trading  portfolios  become  more  diverse   and   modeling

techniques   and   systems   capabilities  improve.    Please   note   that

the   VaR   model  is  used  to  numerically  quantify  market   risk   for

historic   reporting   purposes  only  and  is  not  utilized   by   either

Demeter   or   the   Trading  Advisors  in  their  daily  risk   management

activities.



The Partnership's Value at Risk in Different Market Sectors

The    following   tables   indicates   the   VaR   associated   with   the

Partnership's  open  positions  as  a  percentage  of  total   Net   Assets

by  primary  market  risk  category as  of  December  31,  1999  and  1998.

As   of   December   31,   1999   and   1998,   the   Partnership's   total

capitalization   was   approximately   $15   million   and   $19   million,

respectively.

          Primary      Market                    December     31,      1999
December 31, 1998
       Risk   Category               Value  at  Risk             Value   at
Risk

     Interest     Rate                     (1.06)%                  (1.58)%

Currency                               (1.08)                         (.99)

Equity                         (.90)               (.72)

     Commodity                      (.60)              (1.07)

     Aggregate        Value        at        Risk                   (1.89)%

(2.15)%



Aggregate  Value  at  Risk  represents  the  aggregate  VaR  of   all   the

Partnership's  open  positions  and  not  the  sum  of  the  VaR   of   the

individual  Market  Categories  listed  above.   Aggregate  VaR   will   be

lower    as   it   takes   into   account   correlation   among   different

positions and categories.



The   table   above   represents  the  VaR  of   the   Partnership's   open

positions   at   December   31,   1999   and   1998   only   and   is   not

necessarily   representative  of  either  the  historic  or   future   risk

of   an   investment   in  the  Partnership.  Because   the   Partnership's

only   business   is   the  speculative  trading  of   futures   interests,

the   composition  of  its  trading  portfolio  can  change   significantly

over  any  given  time  period,  or  even  within  a  single  trading  day.

Any   changes   in   open   positions  could   positively   or   negatively

materially impact market risk as measured by VaR.

The   table   below  supplements  the  year  end  VaR  by  presenting   the

Partnership's  high,  low  and  average  VaR,  as  a  percentage  of  total

Net   Assets  for  the  four  quarterly  reporting  periods  from   January

1, 1999 through December 31, 1999.

Primary Market Risk Category        High        Low

Average

Interest Rate                 (2.35)%    (.91)%   (1.40)%

Currency                                (2.06)    (1.08)

(1.69)

Equity                              (1.09)    (.62)     (.87)

Commodity                          (1.24)     (.60)     (.94)

Aggregate Value at Risk            (4.10)%   (1.89)%   (2.65)%


Limitations on Value at Risk as an Assessment of Market Risk

The   face   value   of  the  market  sector  instruments   held   by   the

Partnership    is    typically   many   times   the    applicable    margin

requirements.    Margin  requirements  generally  range  between   2%   and

15%   of   contract   face  value.  Additionally,  the  use   of   leverage

causes   the  face  value  of  the  market  sector  instruments   held   by

the    Partnership    to    typically   be    many    times    the    total

capitalization    of    the    Partnership.     The    value     of     the

Partnership's   open  positions  thus  creates  a  "risk   of   ruin"   not

typically   found  in  other  investments.   The  relative  size   of   the

positions   held  may  cause  the  Partnership  to  incur  losses   greatly

in  excess  of  VaR  within  a  short period of  time,  given  the  effects

of   the   leverage  employed  and  market  volatility.   The  VaR   tables

above,  as  well  as  the  past  performance  of  the  Partnership,   gives

no indication of such "risk of ruin". In
addition,   VaR   risk  measures  should  be  viewed  in   light   of   the

methodology's limitations, which include the following:

      past   changes  in  market  risk  factors  will  not  always  result

  in   accurate  predictions  of  the  distributions  and  correlations  of future market movements;

      changes   in  portfolio  value  in  response  to  market   movements

  may differ from those of the VaR model;

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



The  VaR  tables  above  present  the  results  of  the  Partnership's  VaR

for   each   of  the  Partnership's  market  risk  exposures  and   on   an

aggregate  basis  at  December  31, 1999  and  for  the  end  of  the  four

quarterly   reporting  periods  during  calendar  year  1999.   Since   VaR

is   based   on   historical   data,  VaR   should   not   be   viewed   as

predictive   of   the   Partnership's  future  financial   performance   or

its  ability  to  manage  or  monitor risk.   There  can  be  no  assurance

that the

Partnership's   actual  losses  on  a  particular  day  will   not   exceed

the   VaR   amounts   indicated  above  or  that  such  losses   will   not

occur more than 1 in 100 trading days.



Non-Trading Risk

The   Partnership  has  non-trading  market  risk  on  its   foreign   cash

balances   not   needed  for  margin.   These  balances  and   any   market

risk   they   may   represent  are  immaterial.    The   Partnership   also

maintains    a   substantial   portion   (approximately   82%)    of    its

available   assets   in   cash   at   DWR.    A   decline   in   short-term

interest  rates  will  result  in  a  decline  in  the  Partnership's  cash

management    income.   This   cash   flow   risk   is    not    considered

material.



Materiality,   as   used  throughout  this  section,   is   based   on   an

assessment    of   reasonably   possible   market   movements    and    any

associated   potential   losses,  taking   into   account   the   leverage,

optionality   and   multiplier  features  of   the   Partnership's   market

sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The   following   qualitative  disclosures  regarding   the   Partnership's

market  risk  exposures  -  except  for  (A)  those  disclosures  that  are statements  of  historical  fact  and  (B)  the  descriptions  of  how  the

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



The   following   were   the  primary  trading  risk   exposures   of   the

Partnership  as  of  December  31, 1999,  by  market  sector.   It  may  be

anticipated    however,   that   these   market   exposures    will    vary

materially over time.



Interest  Rate.   The  primary  market  exposure  in  the  Partnership   is

in   the   interest   rate  sector.   Exposure  was   spread   across   the

U.S.,    Japanese,   European,   German   and   British    interest    rate

sectors.    Interest   rate  movements  directly  affect   the   price   of

the   sovereign  bond  futures  positions  held  by  the  Partnership   and

indirectly   affect   the   value  of  its   stock   index   and   currency

positions.    Interest  rate  movements  in  one   country   as   well   as

relative    interest   rate   movements   between   countries    materially

impact the Partnership's
profitability.    The   Partnership's  primary   interest   rate   exposure

is   generally   to  interest  rate  fluctuations  in  the  United   States

and   the   other   G-7   countries.   The  G-7   countries   consists   of

France,    U.S.,    Britain,   Germany,   Japan,    Italy    and    Canada.

However,   the   Partnership   also  takes   futures   positions   in   the

government   debt   of   smaller  nations  -   e.g.   Australia.    Demeter

anticipates   that   G-7  and  Australian  interest   rates   will   remain

the   primary   interest  rate  exposure  of  the   Partnership   for   the

foreseeable   future.    The  changes  in  interest   rates,   which   have

the  most  effect  on  the  Partnership,  are  changes  in  long-term,   as

opposed   to   short-term,   rates.   Most  of  the   speculative   futures

positions   held   by   the  Partnership  are  in  medium-to   long-   term

instruments.    Consequently,  even  a  material   change   in   short-term

rates   would   have   little   effect  on  the   Partnership,   were   the

medium-to long-term rates to remain steady.



Currency.    The   second   largest   market   exposure   in   the   fourth

quarter   was   in  the  currency  complex.   The  Partnership's   currency

exposure   is   to  exchange  rate  fluctuations,  primarily   fluctuations

which    disrupt    the    historical   pricing    relationships    between

different   currencies   and  currency  pairs.    Interest   rate   changes

as   well   as   political   and  general  economic  conditions   influence

these   fluctuations.   The  Partnership  trades  in  a  large  number   of

currencies,   including   cross-rates  -  i.e.,   positions   between   two

currencies  other  than  the  U.S.  dollar.   For  the  fourth  quarter  of

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

Partnership   are   by   law   limited  to   futures   on   broadly   based

indices.    As   of   December   31,  1999,   the   Partnership's   primary

exposures  were  in  the  Nikkei  (Japan),  Hang  Seng  (China)  and  FT-SE

(Britain)   stock  indices.   The  Partnership  is  primarily  exposed   to

the   risk  of  adverse  price  trends  or  static  markets  in  the  U.S.,

European   and   Japanese  indices.   (Static  markets  would   not   cause

major   market   changes   but   would   make   it   difficult   for    the

Partnership    to    avoid   being   "whipsawed"   into   numerous    small

losses).



Commodity.

Metals.    The   Partnership's  primary  metals  market  exposure   is   to

fluctuations   in   the   price   of  gold.    Although   certain   Trading

Advisors will from time to
time  trade  base  metals  such  as  aluminum,  copper,  zinc  and  nickel,

the    principal    market    exposures    of    the    Partnership    have

consistently   been   in   precious  metals.   A   reasonable   amount   of

exposure   was   evident  in  the  gold  market  as  the  price   of   gold

retreated   during   the   fourth  quarter.    Demeter   anticipates   that

gold   will   remain   the   primary  metals  market   exposure   for   the

Partnership.



Energy.    On   December  31,  1999,  the  Partnership's  energy   exposure

was   shared   by   futures  contracts  in  the   oil   and   natural   gas

markets.    Price   movements  in  these  markets  result  from   political

developments   in   the   Middle   East,  weather   patterns,   and   other

economic     fundamentals.      As    oil     prices     have     increased

approximately   100%  this  year,  and,  given  that   the   agreement   by

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



Soft   Commodities   and  Agriculturals.   On  December   31,   1999,   the

Partnership   had  a  reasonable  amount  of  exposure   in   the   markets

that   comprise  these  sectors.   Most  of  the  exposure,  however,   was

in the cotton, sugar and soybeans markets.

Supply   and   demand   inequalities,   severe   weather   disruption   and

market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The   following   was   the  only  non-trading   risk   exposure   of   the

Partnership as of December 31, 1999:



Foreign    Currency   Balances.    The   Partnership's   primary    foreign

currency   balances   are  in  euros,  British   pounds   and   Hong   Kong

dollars.    The  Partnership  controls  the  non-trading  risk   of   these

balances   by  regularly  converting  these  balances  back  into   dollars

upon liquidation of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The   Partnership  and  the  Trading  Advisors,  separately,   attempt   to

manage    the    risk    of   the   Partnership's   open    positions    in

essentially   the   same   manner   in  all   market   categories   traded.

Demeter   attempts   to   manage  market  exposure  by   diversifying   the

Partnership's   assets   among  different   Trading   Advisors,   each   of

whose   strategies   focus  on  different  market   sectors   and   trading

approaches,    and   monitoring   the   performance    of    the    Trading

Advisors    daily.    In   addition,   the   Trading   Advisors   establish

diversification   guidelines,  often  set   in   terms   of   the   maximum

margin  to  be  committed  to  positions  in  any  one  market  sector   or

market-sensitive instrument.

Demeter   monitors  and  controls  the  risk  of  the  Partnership's   non-

trading    instrument,    cash.    Cash    is    the    only    Partnership

investment directed by Demeter, rather than the Trading Advisors.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The   Financial   Statements  are  incorporated   by   reference   to   the

Partnership's   Annual   Report,  which   is   filed   as   Exhibit   13.01

hereto.



Supplementary   data   specified   by   Item   302   of   Regulation    S-K

(selected quarterly financial data) is not applicable.



Item    9.    CHANGES   IN   AND   DISAGREEMENTS   WITH   ACCOUNTANTS    ON
ACCOUNTING AND                FINANCIAL DISCLOSURE

None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert  E.  Murray,  age  39,  is Chairman  of  the  Board,  President  and

a  Director  of  Demeter.   Mr.  Murray is  also  Chairman  of  the  Board,

President  and  a  Director  of  DWFCM.   Effective  as  of  the  close  of

business   on  January  31,  2000,  Mr.  Murray  replaced  Mr.  Hawley   as

Chairman   of   the   Board   of  Demeter  and   DWFCM.   Mr.   Murray   is

currently   a   Senior   Vice   President   of   DWR's   Managed    Futures

Department.   Mr.  Murray  began  his  career  at  DWR  in  1984   and   is

currently  the  Director  of  the  Managed  Futures  Department.  In   this

capacity,  Mr.  Murray  is  responsible  for  overseeing  all  aspects   of

the    firm's   Managed   Futures   Department.    Mr.   Murray   currently

serves   as   Vice   Chairman  and  a  Director  of   the   Managed   Funds

Association,   an   industry   association  for  investment   professionals

in   futures,   hedge   funds  and  other  alternative   investments.   Mr.

Murray  graduated  from  Geneseo  State  University  in  May  1983  with  a

B.A. degree in Finance.



Mitchell  M.  Merin,  age  46,  is  a  Director  of  Demeter.   Mr.   Merin

is   also  a  Director  of  DWFCM.   Mr.  Merin  was  appointed  the  Chief

Operating   Officer   of   Individual  Asset   Management   for   MSDW   in

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



Joseph   G.   Siniscalchi,  age  54,  is  a  Director  of   Demeter.    Mr.

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

Kuhn Loeb, Inc.



Edward   C.  Oelsner,  III,  age  57,  is  a  Director  of  Demeter.    Mr.

Oelsner  is  currently  an  Executive  Vice  President  and  head  of   the

Product   Development  Group  at  Morgan  Stanley  Dean  Witter   Advisors,

an  affiliate  of  DWR.  Mr.  Oelsner joined DWR  in  1981  as  a  Managing

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

1967 to 1981.  Mr. Oelsner
received   his   M.B.A.   in   Finance   from   the   Columbia   University

Graduate  School  of  Business  in  1966  and  an  A.B.  in  Politics  from

Princeton University in 1964.



Lewis  A.  Raibley,  III,  age  37,  is  Vice  President,  Chief  Financial

Officer   and   a   Director  of  Demeter.    Mr.   Raibley   is   also   a

Director    of    DWFCM.    Mr.   Raibley   is   currently   Senior    Vice

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



Richard   A.  Beech,  age  48,  is  a  Director  of  Demeter.   Mr.   Beech

has   been  associated  with  the  futures  industry  for  over  23  years.

He   has   been   at  DWR  since  August  1984,  where  he   is   presently

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



Ray   Harris,   age  43,  is  a  Director  of  Demeter.   Mr.   Harris   is

currently   Executive   Vice   President,   Planning   and   Administration

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



Mark   J.  Hawley,  age  56,  served  as  Chairman  of  the  Board  and   a

Director  of  Demeter  and  DWFCM  throughout  1999.   Mr.  Hawley   joined

DWR   in   February   1989  as  Senior  Vice  President   and   served   as

Executive   Vice  President  and  Director  of  DWR's  Product   Management

for    Individual   Asset   Management   throughout    1999.     In    this

capacity,   Mr.  Hawley  was  responsible  for  directing  the   activities

of   the   firm's   Managed  Futures,  Insurance,   and   Unit   Investment

Trust   Business.   From  1978  to  1989,  Mr.  Hawley  was  a  member   of

the   senior  management  team  at  Heinold  Asset  Management,   Inc.,   a

commodity   pool   operator,  and  was  responsible  for   a   variety   of

projects  in  public  futures  funds.   From  1972  to  1978,  Mr.   Hawley

was  a  Vice  President  in  charge  of  institutional  block  trading  for

the   Mid-West   at   Kuhn   Loeb   &   Company.    Mr.   Hawley   resigned

effective January 31, 2000.



All of the foregoing directors have indefinite terms.



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



Item 12. SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND

          MANAGEMENT

(a)   Security  Ownership of Certain Beneficial Owners  -  As  of

December  31, 1999, there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)   Security  Ownership of Management - At December  31,  1999,

Demeter  owned 215.962 Units of General Partnership  Interest  in the  Partnership,  representing a 1.41 percent  interest  in  the

Partnership.



(c)  Changes in Control - None



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial Statements", in the accompanying 1999 Annual Report  to

Limited  Partners, which is incorporated by reference to  Exhibit

13.01  of  this  Form 10-K.  In its capacity as the Partnership's

retail   commodity  broker,  DWR  received  commodity   brokerage

commissions  (paid and accrued by the Partnership) of  $1,203,533 for the year ended December 31, 1999.

                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON

FORM 8-K

(a)  1. Listing of Financial Statements

The  following  financial statements and  report  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the  year ended  December  31,  1999  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1999, 1998 and 1997.
-         Statements  of Financial Condition as of  December  31,
          1999 and 1998.
- Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1999, 1998 and 1997.
-         Notes to Financial Statements.

With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8, and 13, the Annual Report to  Limited Partners for the year ended December 31, 1999 is  not deemed to be filed with this report.



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

                                                DEAN   WITTER   GLOBAL
                         PERSPECTIVE PORTFOLIO L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 30, 2000           BY: /s/ Robert E. Murray
                                 Robert E. Murray, Director,
                                Chairman of the Board and
                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/   Robert E. Murray                   _____          March 29,
2000
          Robert E. Murray, Director,
         Chairman of the Board and
          President

     /s/  Joseph G. Siniscalchi              _______         March 29,
2000
         Joseph G. Siniscalchi, Director

     /s/  Edward C. Oelsner III              ________        March 29,
2000
         Edward C. Oelsner III, Director

    /s/   Mitchell M. Merin        ______         March 29, 2000
          Mitchell M. Merin, Director

    /s/   Richard A. Beech         ______         March 29, 2000
          Richard A. Beech, Director

     /s/   Ray Harris                            _____       March 29,
2000
          Ray Harris, Director

    /s/  Lewis A. Raibley, III              __________ March 29, 2000
         Lewis A. Raibley, III, Director, Chief
          Financial Officer and Principal Accounting
          Officer

                         EXHIBIT INDEX

                                                             ITEM
METHOD OF FILING

3.01                                          Limited Partnership
Agreement of
     the Partnership, dated as of
     November 7, 1991.                                   (1)

10.01                                                  Management
Agreements among the
     Partnership, Demeter and A.O. Management,            (2)
     Inc., Chang Crowell and Millburn
     each dated as of December 31, 1991.

10.  02                                      Management Agreement
among the Partnership, Demeter
     Management Corporation and ELM Financial Incorporated
     dated as of May 1, 1994.                            (4)

10.  03                                      Management Agreement
among the Partnership, Demeter
     Management Corporation and EMC Capital Managements, Inc.
     dated as of June 1, 1994.                           (5)

10.  04                                      Amended and Restated
Customer Agreement, dated
     as of December 1, 1997, between the Partnership
     and Dean Witter Reynolds Inc.                       (6)

10.05                                         Customer Agreement,
dated as of December 1, 1997,
     among the Partnership, Carr Futures, Inc., and Dean
     Witter Reynolds Inc.                                (7)

10.      06                                         International
Foreign Exchange Master Agreement,
     dated as of August 1, 1997, between the Partnership
     and Carr Futures, Inc.                              (8)

13.01                                         Annual  Report   to
Limited Partners for the year ended
     December 31, 1999.                                  (9)

21.   01                                       Supplement  (dated
April 27, 1992) to the Prospectus.                       (3)

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

(2)                                            Incorporated    by
     reference    by   Exhibit   10.02   of   the   Partnership's
     Registration Statement on Form S-1.

(3)                                            Incorporated    by
     reference to the Partnership's Registration Statement on Form S-1, Post Effective Amendment Number 1.

(4)                                            Incorporated    by
     reference  to  Exhibit  10.03 of  the  Partnership's  Annual
     Report on Form 10-K for the fiscal year ended December 31, 1994.

(5)                                            Incorporated    by
     reference  to  Exhibit  10.04 of  the  Partnership's  Annual
     Report on Form 10-K for the fiscal year ended December 31, 1994.

(6) Incorporated by reference to Exhibit 10.04 of the Partnership's Form 10-K (File No. 0-19901) for fiscal year ended December 31, 1998.

(7) Incorporated by reference to Exhibit 10.05 of the Partnership's Form 10-K (File No. 0-19901) for fiscal year ended December 31, 1998.

(8) Incorporated by reference to Exhibit 10.06 of the Partnership's Form 10-K (File No. 0-19901) for fiscal year ended December 31, 1998.

(9)     Filed herewith.

Global
Perspective
Portfolio

 December 31, 1999
 Annual Report

 MORGAN STANLEY DEAN WITTER

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Dean Witter Global Perspective Portfolio L.P.
Annual Report
1999

Dear Limited Partner:

This marks the eighth annual report for the Dean Witter Global Perspective Portfolio L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $1,076.00 and finished 1999 at a Net Asset Value per Unit of $970.18, a net loss of 9.8%. The Fund has decreased by 3.0% since its inception of trading in March 1992 ( a compound annualized return of -0.4%).

Overall, the Fund recorded a decrease in Net Asset Value per Unit during 1999. The most significant losses were experienced from global interest rate futures trading as the volatile and choppy markets experienced during the year limited the ability to capitalize on trends. During the fourth quarter, most global bond markets dropped on a resurgence of inflation and interest rate fears ini-tiated by consistently strong U.S. economic data, evidence of rising inflation in Germany and increases in oil prices. Additional losses were recorded in the global stock index futures markets from short European stock index futures, particularly German, as prices in these markets were boosted higher by gains on Wall Street and in Japan earlier in the year. Given the widespread contraction of a number of major stock markets, some downward price trends became estab-lished in the late summer/early fall that caused the Fund's trend-following managers to establish short positions. Given the upward snapback exhibited in many of these markets, especially the U.S., these previously existing short po-sitions were negatively impacted during the fourth quarter. Smaller losses were recorded in the agricultural and soft commodities markets. A portion of the Fund's overall losses for the year were offset by gains recorded in the energy markets from long crude oil futures positions as oil prices increased on cuts by oil producing nations.

While we are disappointed that the Fund had a difficult year in 1999, we remind investors that managed futures funds such as Global Perspective Portfolio are designed to provide diversification and non-correlation, that is the ability to perform independently, of global equities and bonds. Managed futures have his-torically performed independently of traditional investments, such as stocks and bonds. This is referred to as non-correlation, or the potential for managed futures to perform when traditional markets such as stocks and bonds may expe-rience difficulty performing. Of course, managed futures funds will not auto-matically be profitable during unfavorable periods for these traditional in-vestments and vice versa. The degree of non-correlation of any given managed futures fund will vary, particularly as a result of market conditions, and some funds will have significantly lesser degrees of non-correlation (i.e., greater correlation) with stocks and bonds than others. 1999 proved to be another strong year for equities, due in large part to continued growth and stability in most major world economies accompanied by low inflation. This environment, while strong for equities, provided few major sustained price trends in the world's futures and currency markets, and as such, proved to be a difficult trading environment for the money managers in this Fund whose trading strate-gies rely on the existence of longer-term price trends for trading opportuni-ties. Nevertheless, we remain confident in the role that managed futures in-vestments play in the overall investment portfolio, and we believe this confi-dence is well-founded based on the longer-term diversified non-correlated re-turns of this alternative investment. Demeter Management Corporation, as Gener-al Partner to the Fund, has been and continues to be an active investor with more than $18 million invested among the 24 managed futures funds to which we act as General Partner.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/ Robert E. Murray
    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Dean Witter Global Perspective Portfolio L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Wit-ter Global Perspective Portfolio L.P. (the "Partnership") as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended Decem-ber 31, 1999. These financial statements are the responsibility of the Partner-ship's management. Our responsibility is to express an opinion on these finan-cial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materi-al misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Dean Witter Global Perspective Portfolio L.P. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in con-formity with generally accepted accounting principles.


/S/ Deloitte & Touche LLP

February 14, 2000
(March 3, 2000 as to Note 6)
New York, New York

Dean Witter Global Perspective Portfolio L.P.
Statements of Financial Condition

                                                        December 31,
                                                    ---------------------
                                                       1999       1998
                                                    ---------- ----------
                                                        $          $
                                 ASSETS
Equity in futures interests trading accounts:
 Cash                                               14,098,056 17,208,838
 Net unrealized gain on open contracts                 987,025  1,810,981
                                                    ---------- ----------
 Total Trading Equity                               15,085,081 19,019,819
Due from DWR                                            65,610    111,358
Interest receivable (DWR)                               53,212     54,454
                                                    ---------- ----------
 Total Assets                                       15,203,903 19,185,631
                                                    ========== ==========
                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    310,659    138,458
Accrued management fees                                 37,986     47,934
Accrued administrative expenses                          9,491     11,996
                                                    ---------- ----------
 Total Liabilities                                     358,136    198,388
                                                    ---------- ----------
PARTNERS' CAPITAL
Limited Partners (15,086.096 and 17,430.131 Units,
  respectively)                                     14,636,245 18,754,867
General Partner (215.962 Units)                        209,522    232,376
                                                    ---------- ----------
 Total Partners' Capital                            14,845,767 18,987,243
                                                    ---------- ----------
 Total Liabilities and Partners' Capital            15,203,903 19,185,631
                                                    ========== ==========
NET ASSET VALUE PER UNIT                                970.18   1,076.00
                                                    ========== ==========


   The accompanying notes are an integral part of these financial statements.

Dean Witter Global Perspective Portfolio L.P.
Statements of Operations

                                    For the Years Ended
                                        December 31,
                               -------------------------------
                                  1999       1998      1997
                               ----------  --------- ---------
                                   $           $         $
REVENUES
Trading Profit (Loss):
 Realized                         447,017  2,823,992 3,890,363
 Net change in unrealized        (823,956)   606,283   128,325
                               ----------  --------- ---------
  Total Trading Results          (376,939) 3,430,275 4,018,688
Interest income (DWR)             645,536    738,752   898,881
                               ----------  --------- ---------
  Total Revenues                  268,597  4,169,027 4,917,569
                               ----------  --------- ---------
EXPENSES
Brokerage commissions (DWR)     1,203,533  1,308,493 1,509,723
Management fees                   527,136    589,789   674,600
Transaction fees and costs        155,326    198,739   239,661
Administrative expenses            43,819     49,027    56,077
Incentive fee                      13,757     --        17,305
                               ----------  --------- ---------
  Total Expenses                1,943,571  2,146,048 2,497,366
                               ----------  --------- ---------
NET INCOME (LOSS)              (1,674,974) 2,022,979 2,420,203
                               ==========  ========= =========
Net Income (Loss) Allocation:
Limited Partners               (1,652,120) 1,934,545 2,350,669
General Partner                   (22,854)    88,434    69,534
Net Income (Loss) per Unit:
Limited Partners                  (105.82)    108.77     97.12
General Partner                   (105.82)    108.77     97.12

Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997

                                  Units of
                                 Partnership   Limited    General
                                  Interest     Partners   Partner     Total
                                 -----------  ----------  --------  ----------
                                                  $          $          $
Partners' Capital,
December 31, 1996                24,873.763   21,020,037   622,968  21,643,005
Net income                           --        2,350,669    69,534   2,420,203
Redemptions                      (3,194.608)  (3,094,413)    --     (3,094,413)
                                 ----------   ----------  --------  ----------
Partners' Capital,
December 31, 1997                21,679.155   20,276,293   692,502  20,968,795
Net income                           --        1,934,545    88,434   2,022,979
Redemptions                      (4,033.062)  (3,455,971) (548,560) (4,004,531)
                                 ----------   ----------  --------  ----------
Partners' Capital,
December 31, 1998                17,646.093   18,754,867   232,376  18,987,243
Net loss                             --       (1,652,120)  (22,854) (1,674,974)
Redemptions                      (2,344.035)  (2,466,502)    --     (2,466,502)
                                 ----------   ----------  --------  ----------
Partners' Capital, December 31,
1999                             15,302.058   14,636,245   209,522  14,845,767
                                 ==========   ==========  ========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Global Perspective Portfolio L.P.
Statements of Cash Flows

                                                     For the Years
                                                         Ended
                                                     December  31,
                                           -----------------------------------
                                              1999         1998        1997
                                           -----------  ----------  ----------
                                                $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           (1,674,974)  2,022,979   2,420,203
Noncash item included in net income
  (loss):
 Net change in unrealized                      823,956    (606,283)   (128,325)
(Increase) decrease in operating assets:
 Due from DWR                                   45,748      93,369      13,583
 Interest receivable (DWR)                       1,242      19,170      (1,552)
 Net option premiums                               --       53,391      55,788
Increase (decrease) in operating
  liabilities:
 Accrued management fees                        (9,948)     (5,120)     (2,313)
 Accrued administrative expenses                (2,505)     11,996     (19,045)
 Accrued brokerage commissions (DWR)               --          --      (91,914)
 Accrued transaction fees
    and costs                                      --          --       (9,353)
                                           -----------  ----------  ----------
Net cash provided by (used for) operating
  activities                                  (816,481)  1,589,502   2,237,072
                                           -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                      172,201     (61,327)   (248,939)
Redemptions of Units                        (2,466,502) (4,004,531) (3,094,413)
                                           -----------  ----------  ----------
Net cash used for financing activities      (2,294,301) (4,065,858) (3,343,352)
                                           -----------  ----------  ----------
Net decrease in cash                       (3,110,782)  (2,476,356) (1,106,280)
Balance at beginning of
  period                                    17,208,838  19,685,194  20,791,474
                                           -----------  ----------  ----------
Balance at end of period                    14,098,056  17,208,838  19,685,194
                                           ===========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Global Perspective Portfolio L.P.
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Global Perspective Portfolio L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trad-ing of futures and forward contracts, options on futures contracts, physical commodities and other commodity interests (collectively, "futures interests").

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR") and an unaffili-ated clearing commodity broker, Carr Futures Inc. ("Carr"), provides clearing and execution services. Both Demeter and DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Wit-ter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). Effective February 19, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co.

The trading advisors for the Partnership are ELM Financial, Inc. ("ELM"), EMC Capital Management, Inc. ("EMC"), and Millburn Ridgefield Corporation ("Millburn"), (the "Trading Advisors").

Prior to February 28, 1997, Abacus Asset Management Inc. ("AAM") was also a trading advisor in the Partnership. Effective March 1, 1997 AAM was removed as a trading advisor to the Partnership and assets previously managed by AAM were reallocated among the remaining trading advisors.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with gen-erally accepted accounting principles, which require management to make esti-mates and assumptions that affect the reported amounts in the financial state-ments and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Ac-tual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of oper-ations. Monthly, DWR pays the Partnership interest income based upon

Dean Witter Global Perspective Portfolio L.P.
Notes to Financial Statements--(Continued)

80% of its average daily Net Assets for the month at a rate equal to the aver-age yield on 13-week U.S. Treasury bills. For purposes of such interest pay-ments, Net Assets do not include monies due the Partnership on futures inter-ests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition consists of (A) cash on deposit with DWR and Carr to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original con-tract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnership, in the normal course of business, enters into various con-tracts with Carr acting as its commodity broker. Pursuant to brokerage agree-ments with Carr, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the mas-ter netting agreement with Carr, the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--The Partnership accrues brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates. Transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of Net Assets.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's av-erage month-end Net Assets. These include filing fees, clerical, administra-tive, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per

Dean Witter Global Perspective Portfolio L.P.
Notes to Financial Statements--(Continued)

Unit as of the last day of any month upon five business days advance notice by redemption form to Demeter.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.


Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

Dissolution of the Partnership--The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

2. Related Party Transactions

The Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

3. Trading Advisors

Compensation to ELM, EMC and Millburn consists of a management fee and an in-centive fee as follows:

Management Fee--The Partnership pays a monthly management fee equal to 1/4 of 1% per month (a 3% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

Incentive Fee--The Partnership pays a quarterly incentive fee to each Trading Advisor equal to 17.5% of trading profits experienced by the Net Assets allo-cated to such Trading Advisor as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures, forward and options trading exceed losses, after brokerage commissions, management fees, transac-tion fees and costs and administrative expenses are deducted. If a Trading Ad-visor has experienced trading losses with respect to its allocated Net Assets at the time of any supplemental closing, the Trading Advisor must earn back such losses plus a pro rata amount related to the funds allocated to the Trad-ing Advisor at such supplemental closing to be eligible for an incentive fee. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a lim-ited partner redeems Units, the incentive fee (earned through a redemption date) is paid to such Trading Advisor on those Units redeemed in the month of such redemptions.

Dean Witter Global Perspective Portfolio L.P.
Notes to Financial Statements--(Continued)

4. Financial Instruments

The Partnership trades futures and forward contracts, options on futures con-tracts, physical commodities and other commodity interests. Futures and for-wards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which defers the required implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. However, the Partnership had previously elected to adopt the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 supersedes SFAS No. 119 and No. 105, which required the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for an entity which carries its assets at fair value. The application of SFAS No. 133 does not have a significant effect on the Partnership's financial statements.

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial con-dition and totaled $987,025 and $1,810,981 at December 31, 1999 and 1998, re-spectively.

Of the $987,025 net unrealized gain on open contracts at December 31, 1999, $957,815 related to exchange-traded futures contracts and $29,210 related to off-exchange-traded forward currency contracts.

Of the $1,810,981 net unrealized gain on open contracts at December 31, 1998, $2,079,747 related to exchange-traded futures contracts and ($268,766) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1999 and 1998 mature through June 2000 and September 1999, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1999 and 1998 mature through March 2000 and March 1999, respectively.

Dean Witter Global Perspective Portfolio L.P.
Notes to Financial Statements--(Continued)

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is in-volved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because DWR and Carr act as the futures commission merchants or the counterparties, with respect to most of the Part-nership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of DWR and Carr, as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commis-sion to segregate from their own assets, and for the sole benefit of their com-modity customers, all funds held by them with respect to exchange-traded futures and futures-styled option contracts including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $15,055,871 and $19,288,585 at December 31, 1999 and 1998, respectively. With respect to the Partnership's off-ex-change-traded forward currency and option contracts, there are no daily settle-ments of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward and option contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Part-nership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with Carr. This agreement, which seeks to reduce both the Partnership's and Carr's exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of Carr's bankruptcy or insolvency. Carr's parent, Credit Agricole Indosuez, has guaranteed to the Partnership pay-ment of the net liquidating value of the Partnership's account with Carr (in-cluding foreign currency contracts).

5. Legal Matters

The class actions first filed in 1996 in California and in New York State courts were each dismissed in 1999. On September 6, 10, and 20, 1996, and on March 13, 1997, purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of in-terests in limited partner- ship commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, certain limited partnership commodity pools of which Demeter is the general partner (all such parties referred to hereafter as the "Mor-

Dean Witter Global Perspective Portfolio L.P.
Notes to Financial Statements--(Concluded)

gan Stanley Dean Witter Parties") and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the Califor-nia Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The court entered an order denying class certification on August 24, 1999. On September 24, 1999, the court entered an order dismissing the case without prejudice on consent. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Morgan Stanley Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and oper-ation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice.

In addition on December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dis-missed without prejudice.

6. Subsequent Event

On March 3, 2000, the plaintiffs in the New York action referred to in Note 5 filed an appeal of the order dismissing the consolidated complaint.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 148