Form 10-Q
period 2000-03-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2000-05-15
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

                       March 31, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 2000
     (Unaudited) and December 31, 1999..........................2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)........................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 2000 and 1999
     (Unaudited)................................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)........................5

        Notes to Financial Statements (Unaudited)...............6-
     10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......11-18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ....................................... 18-31

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..................................... 32

Item 5. Other Information..................................... 32

Item 6. Exhibits and Reports on Form 8-K..................... .32








                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                     March 31,     December 31,
                                        2000           1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               12,963,692     14,098,056
 Net unrealized gain on open contracts   585,219      987,025

 Total Trading Equity               13,548,911     15,085,081

Due from DWR                            65,882         65,610
Interest receivable (DWR)               55,013         53,212

 Total Assets                       13,669,806     15,203,903

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   359,021        310,659
 Accrued management fees                34,137         37,986
 Accrued administrative expenses        15,095          9,491

 Total Liabilities                     408,253        358,136

Partners' Capital

 Limited Partners (13,906.912 and
  15,086.096 Units, respectively)   13,058,762     14,636,245
 General Partner (215.962 Units)       202,791        209,522

 Total Partners' Capital            13,261,553     14,845,767

 Total Liabilities and Partners' Capital 13,669,806  15,203,903


NET ASSET VALUE PER UNIT                939.01         970.18


           The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000           1999
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       189,568    1,094,288
    Net change in unrealized       (401,806)  (1,177,208)
      Total Trading Results        (212,238)     (82,920)
    Interest Income (DWR)          160,458         158,240
      Total Revenues                (51,780)        75,320

EXPENSES

    Brokerage commissions (DWR)     252,526     317,184
                              Management fees108,298      139,122
Transaction   fees   and   costs              28,346       39,860
Administrative expenses                9,002       11,565
      Total Expenses                 398,172    507,731

NET LOSS                           (449,952)    (432,411)

NET LOSS ALLOCATION

   Limited   Partners                    (443,221)      (427,079)
General Partner                      (6,731)      (5,332)

NET LOSS PER UNIT

                         Limited                         Partners
(31.17)                                                   (24.69)
General                                                   Partner
(31.17)                        (24.69)


          The accompanying notes are an integral part of these financial statements.


         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
   December 31, 1998   17,646.093          $18,754,867           $232,376
$18,987,243
Net Loss                  -                (427,079)     (5,332)      (432,411)

Redemptions             (522.682)            (552,743)                    -
(552,743)

Partners' Capital,
   March 31, 1999      17,123.411           $17,775,045            $227,044
$18,002,089



Partners' Capital,
   December 31, 1999   15,302.058          $14,636,245           $209,522
$14,845,767
Net Loss                   -               (443,221)     (6,731)      (449,952)

Redemptions           (1,179.184)               (1,134,262)               -
(1,134,262)

Partners' Capital,
   March 31, 2000      14,122.874           $13,058,762            $202,791
$13,261,553










           The accompanying notes are an integral part of these financial statements.



         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000            1999
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                            (449,952)
(432,411)
Noncash item included in net loss:
      Net  change  in  unrealized         401,806               1
,177,208
Increase in operating assets:
    Due from DWR                        (272)            (17,190)
    Interest receivable (DWR)         (1,801)            (1,830)
Increase (decrease) in operating liabilities:
     Accrued management fees           (3,849)            (2,297)
Accrued        administrative       expenses                5,604
2,115
Net cash provided by (used for) operating activities     (48,464)
725,595

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable      48,362              68,808
Redemptions        of       Units                     (1,134,262)
(552,743)

Net    cash    used   for   financing   activities    (1,085,900)
(483,935)

Net increase (decrease) in cash   (1,134,364)            241,660

Balance      at      beginning     of     period       14,098,056
17,208,838

Balance      at      end     of     period             12,963,692
17,450,498




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

Perspective  Portfolio L.P. (the "Partnership").   The  financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1999  Annual

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

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after June 15,

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $585,219  and

$987,025 at March 31, 2000 and December 31, 1999, respectively.



Of  the  $585,219 net unrealized gain on open contracts at  March

31,  2000,  $607,410 related to exchange-traded futures contracts and  $(22,191)  related to off-exchange-traded  forward  currency contracts.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of the $987,025 net unrealized gain on open contracts at December

31,  1999,  $957,815 related to exchange-traded futures contracts and  $29,210  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 2000 and December 31, 1999 mature through December 2000 and June 2000, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2000 and  December

31, 1999 mature through June 2000 and March 2000, respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



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

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-

styled  options contracts, which funds, in the aggregate, totaled

$13,571,102  and $15,055,871 at March 31, 2000 and  December  31,

1999,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such contracts,  to perform.  The Partnership has a netting  agreement

with  Carr.   This  agreement, which seeks  to  reduce  both  the

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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for each  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose  is  to  trade in futures, forwards, and options,  it  is expected  that the Partnership will continue to own  such  liquid assets for margin purposes.



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



Capital  Resources. The Partnership does not have, or  expect  to have,  any  capital assets.  Redemptions of additional  units  of limited partnership interest ("Units") in the future will  affect

the   amount  of  funds  available  for  investments  in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of  the  Trading  Advisors'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the three months ended March 31, 2000 and 1999, respectively, and a  general  discussion  of  its trading  activities  during  each

period.   It  is  important to note, however,  that  the  Trading

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



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded total trading losses net of interest income of $51,780 and posted a  decrease  in  Net Asset Value per Unit. The  most  significant losses  of  approximately 2.3% were recorded in the global  stock index futures markets primarily from long Hang Seng Index futures positions  as Hong Kong's benchmark index plunged during  January to  its  biggest  point  fall since the  Asian  financial  crisis erupted in

1997.   The index slumped on the poor performance of U.S.  stocks

as  fears  of  rising interest rates prompted investors  to  take profits. Additional losses of approximately 1.5% were experienced in  the  global interest rate futures markets from long  Japanese government  bond  futures positions as prices slid  lower  during

February in reaction to the Japanese yen's weakness and a  higher

Nikkei   225   Index.   In  the  currency  markets,   losses   of

approximately  1.0%  were  incurred  from  short   Japanese   yen

positions as the value of the yen reversed higher versus the U.S.

dollar  and major European currencies during March on reports  of yen  repatriation  by institutions ahead of the  Japanese  fiscal year-end  on  March 31.  In the agricultural markets,  losses  of

approximately   1.0%  were  recorded  from  long  wheat   futures

positions  as  prices declined during February  as  a  result  of insufficient  demand and heavy rain in the U.S. production  area.

Newly  established short positions resulted in additional  losses during March as wheat prices surged as warm and dry forecasts for

the  central  U.S. supported the entire grains complex.   Smaller

losses  of  approximately  0.1% were experienced  in  the  metals markets  due  to  choppy price movement in  gold  futures  and  a reversal  lower  in  base metals prices, particularly  in  copper

futures,  during  February.   A portion  of  overall  Partnership

losses  was  offset  by gains recorded in the energy  markets  of approximately 1.9% from long crude oil futures positions  as  oil prices increased during January on growing speculation that  OPEC would extend production cuts beyond the
current  deadline  of  March  2000  and  frigid  weather  in  the

Northeastern  U.S.  Additional gains of approximately  0.1%  were produced in the soft commodities markets from short sugar futures positions  as prices dropped during January amid sustained  fears of  a global supply surplus.  Total expenses for the three months ended  March 31, 2000 were $398,172, resulting in a net  loss  of

$449,952.  The value of a Unit decreased from $970.18 on December

31, 1999 to $939.01 at March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total trading revenues including interest income of $75,320  and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  Partnership recorded net losses of approximately 2.6% in the global stock index futures markets primarily from trading S&P 500

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

March  in  response to the uncertainty caused  by  the  Brazilian

economic  crisis.   In the global interest rate futures  markets,

losses of approximately 1.8% were experienced during January  and

February  primarily  from short positions in Japanese  government bond  futures as interest rate prices in Japan spiked higher amid sizable losses
in  global  stock markets in early January, a "flight-to-quality"

due  to  renewed  financial-market  turmoil  in  Brazil  and   an

announcement by the Japanese Ministry of Finance that they  would

resume   outright  purchases  of  government  bonds.    In   soft

commodities, losses of approximately 0.9% were recorded primarily from long positions in coffee and sugar futures during January as prices declined amid fears that economic turmoil in Brazil  would

lead  them  to  flood the market with increased exports.   Losses

were   also  recorded  during  March  from  long  coffee  futures positions  as  prices surged late in the month as options-related buying  triggered  waves of buy-stops at several  key  resistance levels,  attracting fund short-covering. In the  metals  markets,

losses  of  approximately 0.6% were recorded primarily from  long copper futures positions during February as copper prices fell to a  12-year  low  amid a continued rise in supplies and  declining demand amid a worldwide economic slowdown, particularly in  Asia.

Losses  were  also  experienced from short  positions  in  copper futures during March as prices reversed higher in response  to  a decline  in  LME  warehouse  stocks and  evidence  that  Japanese

consumption  has  stabilized.   A portion  of  the  Partnership's

overall   losses  for  the  quarter  was  offset  by   gains   of

approximately  1.5%  recorded in the currency  markets  primarily from  short  positions in the European common  currency  and  the

Swiss  franc  as the value of these European currencies  declined versus  the U.S. dollar during February and March.  Some  of  the fundamental reasons that led to the decline in the value  of  the euro and Swiss franc were the strength of the

U.S.  economy,  concerns  pertaining to the  economic  health  of

Europe  and  Japan  and growing uncertainty  about  the  military action  in  Yugoslavia.  Additional gains of  approximately  0.8%

were  recorded in the energy markets during March primarily  from long  futures  positions in crude oil and its  refined  products,

heating   oil   and  unleaded  gasoline,  as  oil  prices   moved

considerably  higher.   The substantial recovery  in  oil  prices

during  March was largely attributed to the news that  both  OPEC and  non-OPEC  countries had reached an agreement  to  cut  total output by approximately two million barrels a day beginning April

1,  1999.   Smaller gains of approximately 0.3% were recorded  in

the  agricultural  markets during January and February  primarily from short positions in soybean and soybean oil futures as prices in these markets moved lower due to beneficial growing weather in

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


Quantifying the Partnership's Trading Value at Risk

The  following  quantitative disclosures regarding  the  Partner-

ship's market risk exposures contain "forward-looking statements"

within  the  meaning  of  the safe harbor  from  civil  liability provided for such statements by the Private Securities Litigation

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net Assets by primary market risk category as of March 31, 2000 and 1999. As

of   March   31,   2000   and  1999,  the   Partnership's   total

capitalization  was approximately $13 million  and  $18  million,

respectively.

     Primary Market       March 31, 2000     March 31, 1999
     Risk Category        Value at Risk      Value at Risk

     Interest Rate            (1.62)%            (0.91)%

     Currency                 (1.58)             (1.84)

     Equity                   (0.69)             (0.89)

     Commodity                (0.70)             (0.78)

     Aggregate Value at Risk  (2.49)%            (2.27)%

Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.

Primary Market Risk Category      High       Low        Average

Interest Rate                   (2.35)%      (0.91)%     (1.54)%

Currency                        (2.06)       (1.58)      (1.81)

Equity                          (1.09)       (0.62)      (0.82)

Commodity                       (1.24)       (0.70)      (0.97)

Aggregate Value at Risk          (4.10)%     (2.27)%     (2.80)%

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis at March 31, 2000 and for the end  of  the  four quarterly reporting periods from April 1, 1999 through March  31,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk.  There  can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.


Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

83%)  of its available assets in cash at DWR.  A decline in short term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest Rate - The primary market exposure in the Partnership is in  the  interest  rate sector.  Exposure was spread  across  the

U.S.,  German,  Japanese  and  European  interest  rate  sectors.

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

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates, which have the most effect on the Partnership, are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by the Partnership are in medium-  to  long-term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium- to long-term rates to remain steady.



Currency   The second largest market exposure at March  31,  2000

was in the currency complex.  The Partnership's currency exposure is  to  exchange rate fluctuations, primarily fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the first quarter  of

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  (Outright positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies).  Demeter does not  anticipate  that  the  risk  profile  of  the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Equity -  The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  March  31,  2000,  the  Partnership's  primary

exposures were in the Hang Seng (China) and Nikkei (Japan)  stock

indices.   The Partnership is primarily exposed to  the  risk  of

adverse price trends or static markets in the U.S., European  and

Japanese  indices.  (Static markets would not cause major  market changes but would make it difficult for the Partnership to  avoid being "whipsawed" into numerous small losses).



Commodity

Metals - The Partnership's primary metals market exposure  is  to fluctuations  in the price of gold and silver.  Although  certain

Trading Advisors will from time to time trade base metals such as aluminum, copper, nickel and zinc, the principal market exposures of  the  Partnership have consistently been in  precious  metals,

gold and silver.  A reasonable amount of exposure was evident  in the  gold market as gold prices were volatile during the quarter.

Silver  prices have remained volatile over this period,  and  the

Trading Advisors have from time to time taken positions as they
have   perceived   market  opportunities  to   develop.   Demeter

anticipates  that gold and silver will remain the primary  metals market exposure for the Partnership.



Energy - On March 31, 2000, the Partnership's energy exposure was shared  by futures contracts in the oil and natural gas  markets.

Price   movements   in  these  markets  result   from   political

developments  in  the  Middle East, weather patterns,  and  other

economic  fundamentals.   It  is possible  that  volatility  will

remain  high and that significant profits and losses, which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.



Soft  Commodities  and Agriculturals - On  March  31,  2000,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was in  the  sugar,  wheat and soybeans and soybean related  products

markets.    Supply  and  demand  inequalities,   severe   weather

disruption  and  market expectations affect  price  movements  in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:

Foreign  Currency  Balances - The Partnership's  primary  foreign currency  balances  are in euros, British pounds  and  Hong  Kong dollars.  The Partnership controls the non-trading risk of  these balances by regularly converting these balances back into dollars upon liquidation of the respective position.



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

                   PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion).

Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

and  Currency  Management Inc. ("DWFCM")  and  Robert  E.  Murray

replaced him as Chairman of the Board of Demeter and DWFCM.



Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's  futures and options clearing from Carr  to  Morgan

Stanley & Co. Incorporated ("MS & Co."), an affiliate of Demeter,

while  trades  on the London Metal Exchange will  be  cleared  by

Morgan  Stanley  &  Co. International Limited ("MSIL"),  also  an affiliate  of  Demeter.  In addition, MS & Co. and  MSIL,  rather

than   Carr,  will  act  as  the  counterparty  on  all  of   the

Partnership's foreign currency forward trades.  DWR will continue to act as the non-clearing commodity broker for the Partnership.


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




                        Dean Witter Global Perspective
                           Portfolio L.P. (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

May 12, 2000            By: /s/   Lewis A. Raibley, III
                               Lewis A. Raibley, III
                               Director and Chief Financial
                                  Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.