Form 10-Q
period 2000-06-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2000-08-10
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to_________________


Commission File No. 0-19901

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

     (Exact name of registrant as specified in its charter)


          Delaware                                13-3642323
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY         10048
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

Yes    X            No___________

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 2000



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 2000
     (Unaudited) and December 31, 1999.....................2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 2000 and 1999
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .................................. 23-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................36-37

Item 5. Other Information..............................37-38

Item 6. Exhibits and Reports on Form 8-K...............38-39




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               11,384,090     14,098,056

    Net    unrealized    gain    on   open    contracts    (MSIL)
357,384                                   -
   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(69,911)                                  -
 Net unrealized gain (loss) on open contracts (Carr)    (150,084)
987,025

  Total  net  unrealized  gain  on  open  contracts       137,389
987,025

      Total Trading Equity          11,521,479     15,085,081

Due from DWR                            64,768         65,610
Interest receivable (DWR)               45,946          53,212

      Total Assets                  11,632,193     15,203,903


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable                    276,420        310,659
Accrued management fees                 29,023         37,986
Accrued administrative expenses         20,365         9,491

      Total Liabilities                325,808        358,136

Partners' Capital

 Limited Partners (12,800.986 and
       15,086.096 Units, respectively) 11,118,802  14,636,245
 General Partner (215.962 Units)       187,583        209,522

 Total Partners' Capital            11,306,385     14,845,767

  Total  Liabilities and Partners' Capital    11,632,193    15,20
3,903


NET ASSET VALUE PER UNIT           868.59               970.18

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)






                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
       Realized                         (327,418)         862,362
Net change in unrealized           (447,830)      844,055
      Total Trading Results        (775,248)    1,706,417
 Interest Income (DWR)               146,555       160,572
      Total Revenues               (628,693)     1,866,989

EXPENSES

   Brokerage   commissions  (DWR)          213,416        319,985
Management    fees                          92,415        141,772
Transaction   fees  and  costs              26,645         42,224
Administrative     expenses                     5,270      11,785
Incentive                                                    fees
-                                                 18,001
    Total Expenses                   337,746       533,767

NET INCOME (LOSS)                  (966,439)    1,333,222

NET INCOME (LOSS) ALLOCATION

   Limited   Partners                    (951,231)      1,316,261
General Partner                     (15,208)       16,961

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(70.42)                                   78.54
                          General                         Partner
(70.42)                                   78.54


          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
        Realized                          (137,850)     1,956,650
Net change in unrealized           (849,636)    (333,153)
      Total Trading Results        (987,486)  1,623,497
 Interest Income (DWR)               307,013     318,812
      Total Revenues               (680,473)    1,942,309

EXPENSES

   Brokerage   commissions   (DWR)           465,942      637,169
Management    fees                         200,713        280,894
Transaction    fees   and   costs              54,991      82,084
Administrative    expenses                  14,272         23,350
Incentive fees                    ______-___         18,001
    Total Expenses                   735,918    1,041,498

NET INCOME (LOSS)                (1,416,391)       900,811

NET INCOME (LOSS) ALLOCATION

    Limited   Partners                  (1,394,452)       889,182
General Partner                     (21,939)     11,629
NET INCOME (LOSS) PER UNIT

 Limited Partners                   (101.59)      53.85
                          General                         Partner
(101.59)                                          53.85



          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
 December 31, 1998   17,646.093  $18,754,867        $232,376     $18,987,243

Net                                                        Income
-                        889,182            11,629  900,811

Redemptions               (1,138.732)                 (1,237,158)
-                                   (1,237,158)

Partners' Capital,
 June 30, 1999         16,507.361          $18,406,891           $244,005
$18,650,896




Partners' Capital,
 December 31, 1999   15,302.058  $14,636,245        $209,522     $14,845,767

Net                                                          Loss
-                                 (1,394,452)        (21,939)  (1
,416,391)

Redemptions               (2,285.110)                 (2,122,991)
-                                   (2,122,991)

Partners' Capital,
 June 30, 2000         13,016.948          $11,118,802           $187,583
$11,306,385











           The accompanying notes are an integral part of these financial statements.




          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                 (1,416,391)            900,811
Noncash item included in net income (loss):
    Net change in unrealized          849,636            333,153

(Increase) decrease in operating assets:
    Due from DWR                          842            (35,035)
Interest receivable (DWR)               7,266            (687)
Increase (decrease) in operating liabilities:
     Accrued  management fees           (8,963)             (845)
Accrued  administrative expenses        10,874             13,899
Incentive                      fees                       payable
_______-___                          18,001
Net  cash provided by (used for) operating activities   (556,736)
1,229,297

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable      (34,239)            (775)
Redemptions        of       Units                     (2,122,991)
(1,237,158)
Net    cash    used   for   financing   activities    (2,157,230)
(1,237,933)
Net decrease in cash              (2,713,966)            (8,636)
Balance     at     beginning     of     period         14,098,056
17,208,838
Balance     at     end     of     period               11,384,090
17,200,202




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



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds Inc. ("DWR").  Morgan Stanley & Co., Inc. ("MS  &  Co.")

and  Morgan Stanley & Co. International Limited ("MSIL")  provide clearing and execution services.  Prior to May 2000, Carr Futures

Inc. provided clearing and execution services.  Demeter, DWR,  MS

&  Co.  and MSIL are wholly-owned subsidiaries of Morgan  Stanley

Dean Witter & Co.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  trading advisors for the Partnership are ELM Financial, Inc.

("ELM"),  EMC  Capital  Management,  Inc.  ("EMC")  and  Millburn

Ridgefield  Corporation ("Millburn") (collectively  the  "Trading

Advisors").



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as  needed. DWR pays interest on these funds based on current 13-

week  U.S.  Treasury bill rates. The Partnership  pays  brokerage commissions to DWR.



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

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




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



The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $137,389  and

$987,025 at June 30, 2000 and December 31, 1999, respectively.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of the $137,389 net unrealized gain on open contracts at June 30,

2000,  $309,641 related to exchange-traded futures contracts  and

$(172,252)   related  to  off-exchange-traded  forward   currency

contracts.



Of the $987,025 net unrealized gain on open contracts at December

31,  1999,  $957,815 related to exchange-traded futures contracts and  $29,210  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  2000 and December 31, 1999 mature through June 2001 and June

2000,    respectively.   Off-exchange-traded   forward   currency

contracts  held by the Partnership at June 30, 2000 and  December

31,   1999   mature  through  September  2000  and  March   2000,

respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties with respect to most of the Partnership's  assets.

Exchange-traded

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED) futures and future-styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily basis.  DWR,  MS  &  Co., and MSIL each as a  futures  commission

merchant  for  the  Partnership's  exchange-traded  futures   and

futures-styled  options  contracts,  are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures  and futures-styled  options  contracts,

including an amount equal to the net unrealized gain on all  open futures and futures-styled options contracts, which funds, in the aggregate, totaled $11,693,731 and $15,055,871 at June  30,  2000

and   December  31,  1999,  respectively.  With  respect  to  the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized gain  on  open forward contracts be segregated.  With respect  to

those   off-exchange-traded  forward  currency   contracts,   the

Partnership  is  at risk to the ability of MS  &  Co.,  the  sole

counterparty   on  all  of  such  contracts,  to  perform.    The

Partnership  has  a  netting  agreement  with  MS  &  Co.    This

agreement, which seeks to reduce both the Partnership's and MS  &

Co.'s exposure on off-exchange-traded forward currency contracts,

should  materially decrease the Partnership's credit risk in  the event of MS & Co.'s bankruptcy or insolvency.

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


4.  Subsequent Event

On  August 1, 2000, the Net Assets previously managed by ELM were reallocated equally among EMC and Millburn following the  payment of  July redemptions out of the Partnership from those Net Assets

previously  managed  by  ELM.   Future  redemptions  out  of  the

Partnership   will  be  allocated  among  EMC  and  Millburn   in

proportion to the percentage of monthly average equity managed by each.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and MS & Co. and MSIL as clearing  brokers,  in separate  futures trading accounts established for  each  Trading

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

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of  the  Trading  Advisors'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the  quarter  and  six  months ended  June  30,  2000  and  1999,

respectively, and a general discussion of its trading  activities during  each period.  It is important to note, however, that  the

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



Results of Operations

For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses  net of interest income  of  $628,693  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 5.4% were  recorded  in  the global  interest rate futures markets primarily  from  long  U.S.

interest  rate futures positions during April as prices  declined amid fears of
higher  interest  rates and inflation.  Newly  established  short

U.S.  interest rate futures positions incurred additional  losses during May as prices moved higher later in the month as investors

shed  stock  holdings for the safe haven of bonds.   Losses  were

also  recorded  from long German interest rate futures  positions during  June  as  European  bond prices  declined  following  the

European Central Bank's interest rate increase, anxiety about oil prices  prior to OPEC's meeting, weakness in the euro and  strong

German  inflation  numbers.  Additional losses  of  approximately

4.6% were experienced in the currency markets as a reversal lower in  the  value  of  the  U.S.  dollar  relative  to  other  major currencies  resulted in losses for short Japanese  yen  positions during June.  In the metals markets, losses of approximately 2.1%

were  incurred from long nickel futures positions  as  most  base metals  prices moved lower in late May amid a technical sell-off.

Short  silver  futures positions also incurred losses  as  prices surged  during late May, helped by a jump in gold  prices  and  a slip  in  the  U.S.  dollar.  In the global stock  index  futures markets, losses of approximately 2.0% were recorded from  trading

Hang  Seng  Index futures during April and June.  Long DAX  Index futures positions were also unprofitable as European stock  index futures  prices  decreased  after  the  European  Central  Bank's aggressive  interest rate hike.  Smaller losses of  approximately

0.6%  were  recorded in the agricultural markets during  May  and

June from short wheat futures positions as prices move higher  on weather  concerns.  A portion of overall Partnership  losses  was offset by gains recorded
in  the energy markets of approximately 5.7% primarily from  long natural gas futures positions as prices moved to four-year  highs during  May amid supply woes that were heightened by low  storage

injection   data  reported  by  the  American  Gas   Association.

Additional  gains of approximately 1.0% were experienced  in  the soft  commodities  markets from long sugar futures  positions  as prices trended to 22-month highs during June due to strong demand and  declining  production from Brazil.  Total expenses  for  the three  months ended June 30, 2000 were $337,746, resulting  in  a net loss of $966,439.  The value of a Unit decreased from $939.01 at March 31, 2000 to $868.59 at June 30, 2000.



For  the  six months ended June 30, 2000 the Partnership recorded total  trading  losses  net of interest income  of  $680,473  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 6.4% were  recorded  in  the global  interest rate futures markets primarily  from  long  U.S.

interest  rate futures positions during April as prices  declined

amid  fears  of  higher  interest  rates  and  inflation.   Newly

established   short   U.S.   interest  rate   futures   positions

contributed  to  these losses during May as prices  moved  higher later in the month as investors shed stock holdings for the  safe haven  of  bonds.  Additional losses of approximately  5.1%  were experienced in the currency markets primarily from short Japanese yen  positions  as the value of the yen strengthened  versus  the

U.S. dollar and major European currencies during March on reports of yen repatriation by
institutions ahead of the Japanese fiscal year-end on  March  31.

During June, short Japanese yen positions incurred losses as  the value  of  the  U.S.  dollar  weakened  versus  the  yen  on  the perception  that interest rates in the U.S. may have topped  out.

In   the   global   stock  index  futures  markets,   losses   of

approximately  4.1%  resulted primarily from  trading  Hang  Seng

Index  futures  throughout the first half of the  year.   In  the

metals  markets,  losses  of  approximately  2.0%  were  incurred primarily  from short silver futures positions as  prices  surged during  late May on a jump in gold prices and a slip in the  U.S.

dollar.   Smaller losses of approximately 1.5% were  recorded  in

the  agricultural  markets  primarily  from  long  wheat  futures positions  during  February as prices  declined  on  insufficient

demand  and  heavy  rain  in  the U.S.  production  area.   Newly

established  short wheat futures positions were also unprofitable as  prices moved higher during March and a majority of the second quarter  on  weather concerns.  A portion of overall  Partnership losses was offset by gains of approximately 7.0% recorded in  the energy  markets primarily from long natural gas futures positions as  prices  moved to four-year highs during May amid supply  woes that were heightened by low storage injection data.  Long futures positions  in crude oil and its refined products also contributed profits  as  oil  prices  increased  during  January  on  growing speculation  that OPEC would extend production  cuts  beyond  the deadline  of March 2000.  Additional gains of approximately  1.0%

were recorded in the soft commodities markets primarily from long sugar futures positions as prices trended to

22-month  highs  during June due to strong demand  and  declining production  from Brazil.  During the first quarter,  short  sugar futures positions also resulted in gains as prices dropped during

January  amid  sustained fears of global supply  surplus.   Total

expenses  for  the six months ended June 30, 2000 were  $735,918,

resulting  in  a  net loss of $1,416,391.  The value  of  a  Unit decreased  from $970.18 at December 31, 1999 to $868.59  at  June

30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $1,866,989 and  posted  an  increase in Net Asset Value per Unit.  The  most significant gains of approximately 9.4% were experienced  in  the

global  interest  rate  futures  markets  primarily  from   short

positions in Japanese bond futures as prices fell during quarter-

end amid news of stronger-than-expected economic growth in Japan.

Short positions in European bond futures were also profitable  as prices  in  these markets moved lower during June  on  a  general negative  tone regarding the European common currency, a  decline in  U.S. Treasury bond prices and bearish sentiment pertaining to the  overall  health of the European economy.  These  gains  were

partially   offset   by  losses  in  the  currency   markets   of

approximately 1.0% from short Japanese yen positions as the yen's value  temporarily strengthened during mid-June versus  the  U.S.

dollar on reports of stronger-than-expected gross domestic product data from Japan. Newly established long Japanese yen positions  produced  losses later in  June  as  the  yen's  value

weakened  versus  the  U.S.  dollar  after  the  Bank  of   Japan

intervened  to prevent a rise in the yen in an effort  to  assist economic  recovery in Japan.  Additional losses of  approximately

0.9%  were  incurred in the agricultural markets  primarily  from short positions in soybean meal and corn futures as soybean  meal prices  surged during April as a result of investment fund short-

covering,  reports  by  the USDA lowering  supply  estimates  and unfavorable  weather in South America, while  corn  prices  edged higher  during  May on an increase in U.S. exports and  forecasts for  extended heat and dryness in most Midwestern states.  In the soft  commodities  markets,  losses of  approximately  0.8%  were recorded  primarily from long coffee futures positions as  prices declined  due  to  warm  weather in Brazil  and  ample  warehouse supplies  during June. Total expenses for the three months  ended

June  30,  1999  were  $533,767,  resulting  in  net  income   of

$1,333,222.   The  value of a Unit increased  from  $1,051.31  at

March 31, 1999 to $1,129.85 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  revenues including interest income of  $1,942,309 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  of approximately 7.1% were  recorded  in  the

global  interest  rate  futures  markets  primarily  from   short

positions in European bond futures, particularly British and

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

economic  data and warnings of inflation in the U.S.  by  Federal

Reserve  Chairman  Alan  Greenspan.   Short  positions  in   U.S.

interest rate futures were also profitable during May as domestic bond  prices dropped sharply due to a rise in the Consumer  Price

Index  and  Alan  Greenspan's  comments  regarding  the  unlikely

possibility   of   continued  U.S.  economic  expansion   without

significant   inflation.   In  the  energy  markets,   gains   of

approximately 0.8% were recorded primarily during March and April from  long  crude  oil  futures positions  as  oil  prices  moved considerably higher on news that both OPEC and non-OPEC countries had reached an agreement to cut total output by approximately two

million  barrels  a day beginning April 1st.   Smaller  gains  of

approximately  0.6%  were  experienced in  the  currency  markets primarily from short positions in the euro and Swiss franc as the value  of  these  European currencies declined  versus  the  U.S.

dollar  due  to  the  strength  of  the  U.S.  economy,  concerns pertaining  to  the  economic health of  Europe  and  Japan,  and growing uncertainty about the military action in Yugoslavia. A portion of these gains was offset by losses in the global stock index  futures  markets  of  approximately  3.0%  primarily  from trading  S&P  500  Index futures during January and  February  as domestic equity prices moved in a choppy pattern on concerns that strong economic growth in the U.S. would lead to an interest rate hike  by the Federal Reserve.  Additional losses of approximately

1.6% were recorded in the soft commodities markets primarily from long  coffee futures positions during January as prices  declined amid  fears  that economic turmoil in Brazil would lead  them  to

flood  the  market  with increased exports.   During  June,  long

coffee futures positions were also unfavorable as prices declined

due  to warm weather in Brazil and ample warehouse supplies.   In

the  metals  markets, losses of approximately 1.3% were  incurred primarily  during  May from long positions  in  zinc  and  copper futures as the prices of most base metals fell significantly amid large  supply,  low  demand  and the unlikely  possibility  of  a

production   cut   in  the  near  future.   Smaller   losses   of

approximately  0.6% were experienced in the agricultural  markets primarily  from  short  corn futures positions  as  prices  moved higher  on an increase in U.S. exports and forecasts for extended heat  and dryness in most Midwestern states.  Total expenses  for the six months ended June 30, 1999 were $1,041,498, resulting  in net  income  of  $900,811.  The value of a  Unit  increased  from

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of June 30, 2000 and 1999. As of June 30, 2000 and 1999, the Partnership's total capitalization was approximately $11 million and $19 million, respectively.

     Primary Market          June 30, 2000        June 30, 1999
     Risk Category           Value at Risk        Value at Risk

     Interest Rate               (1.71)%             (2.35)%

     Currency                    (1.11)              (2.06)

     Equity                      (0.64)              (1.09)

     Commodity                   (1.29)              (1.15)

     Aggregate Value at Risk     (2.25)%             (4.10)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions at June 30, 2000 and 1999 only and is not necessarily representative of either the historic or future risk of an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.



Primary Market Risk Category      High       Low        Average

Interest Rate                   (2.35)%      (0.91)%    (1.65)%

Currency                        (2.06)       (1.11)     (1.65)

Equity                          (1.09)       (0.64)     (0.83)

Commodity                       (1.29)       (0.70)     (0.98)

Aggregate Value at Risk          (4.10)%     (2.25)%    (2.78)%


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

The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis  at June 30, 2000 and for the end  of  the  four quarterly  reporting periods from July 1, 1999 through  June  30,

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


Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well as  any market risk they may represent, are immaterial.  At  June

30,  2000 the Partnership's cash balance at DWR was approximately

89%  of  its  total  Net Asset Value.  A decline  in  short  term interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  the potential  losses caused by such movements, taking  into  account

the   leverage,  optionality  and  multiplier  features  of   the

Partnership's market-sensitive instruments.

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of June 30, 2000, by market sector. It may be anticipated however, that these market exposures will vary materially over time.



Interest Rate. The primary market exposure in the Partnership  is in  the  global interest rate sector.  Exposure was spread across the  U.S.,  German, Japanese and European interest rate  sectors.

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



Currency. The second largest market exposure at June 30, 2000 was in  the currency complex.  The Partnership's currency exposure is to  exchange  rate  fluctuations,  primarily  fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies.  Demeter  does not  anticipate  that  the  risk  profile  of  the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Equity.   The primary equity exposure is to equity price risk  in

the G-7 countries.  The stock index futures traded by the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  June  30,  2000,  the  Partnership's   primary

exposures were in the Hang Seng (China), Nikkei (Japan)  and  All

Ordinaries   (Australia)  stock  indices.   The  Partnership   is

primarily  exposed to the risk of adverse price trends or  static

markets  in  the  U.S.,  European and Japanese  indices.   Static

markets  would not cause major market changes but would  make  it difficult  for  the Partnership to avoid being  "whipsawed"  into numerous small losses.



Commodity.

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Soft  Commodities  and Agriculturals .  On  June  30,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors. Most of the exposure, however, was in the coffee, sugar and cotton markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.



Metals.  The Partnership's primary metals market exposure  is  to fluctuations  in the price of gold and silver.  Although  certain

Trading Advisors will from time to time trade base metals such as aluminum,  copper,  nickel and zinc, the Partnership's  principal market exposures have consistently been in precious metals,  gold

and  silver.   Exposure was evident in the gold  market  as  gold

prices  were  volatile  during the quarter.  Silver  prices  have remained volatile over this period, and the Trading Advisors have from  time  to  time  taken  positions  as  market  opportunities developed.  Demeter anticipates that gold and silver will  remain the primary metals market exposure for the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign

currency  balances  were in Hong Kong dollars.   The  Partnership

controls  the  non-trading risk of these  balances  by  regularly converting  these balances back into dollars upon liquidation  of the respective position.

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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in  the  Partnership's Form 10-Q for the quarter ended March  31,

2000 and Form 10-K for the year ended December 31, 1999:



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine  to  $495,000,  reversed all previously imposed  suspensions against the traders,
reduced  the fine for each of six traders to $2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures Currency Management Inc.  Effective July 10, 2000,

Raymond  E.  Koch  replaced  Lewis  A.  Raibley,  III   as  Chief

Financial Officer of Demeter.



On  August  1,  2000,  the Net Assets managed  by  ELM  were  re-

allocated equally among EMC and Millburn following the payment of

July  redemptions  out of the Partnership from those  Net  Assets previously managed by ELM.  Future redemptions will be  allocated among EMC and Millburn in proportion to the percentage of monthly average equity managed by each.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits

3.01 Limited Partnership Agreement of the Partnership, dated as of November 7, 1991 is incorporated by reference to Exhibit
     3.01  and  Exhibit  3.02  of the Partnership's  Registration
     Statement on Form S-1.

10.01Management  Agreements  among the Partnership,  Demeter  and
     A.O. Management, Inc., Chang Crowell and Millburn each dated as of December 31, 1991 is incorporated by reference by Exhibit 10.02 of the Partnership's Registration Statement on Form S-1.

10.  02                                      Management Agreement
     among    the    Partnership,   Demeter            Management
     Corporation and ELM Financial Incorporated dated as of May 1, 1994 is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.  03                                      Management Agreement
among the Partnership, Demeter Manage-
                                             ment Corporation and
     EMC Capital Management, Inc. dated as of June 1, 1994 is incorporated by reference to Exhibit 10.04 of the
     Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.  04                                      Amended and Restated
     Customer  Agreement, dated as of         December  1,  1997,
     between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's Form 10-K (File No. 0-19901) for fiscal year ended December 31, 1998.

10.05                                         Customer Agreement,
  dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Form 10-K (File No. 0-19901) for fiscal year ended December 31, 1998.

10.      06                                         International
  Foreign  Exchange  Master  Agreement,  dated  as             of
  August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Form 10-K (File No. 0-19901) for fiscal year ended December 31, 1998.

10.07 Customer Agreement, dated as of May 1, 2000 between  Morgan
      Stanley  &  Co.  Incorporated,  the  Partnership  and  Dean
      Witter Reynolds Inc. is filed herewith.

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




                        Dean Witter Global Perspective
                           Portfolio L.P. (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 10, 2000         By:/s/Raymond E. Koch     __________
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.