Form 10-Q
period 2000-09-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2000-11-14
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                       September 30, 2000



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 2000
     (Unaudited) and December 31, 1999.....................2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 2000 and 1999
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-23

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .................................. 23-36

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................37

Item 6. Exhibits and Reports on Form 8-K...............37-38




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,     December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               10,063,570     14,098,056

   Net   unrealized   gain   on  open  contracts   (MS   &   Co.)
193,618                                   -
    Net    unrealized    loss    on   open    contracts    (MSIL)
(57,368)                                  -
   Net   unrealized   gain  (loss)  on  open   contracts   (Carr)
(187)                                  987,025

   Total  net  unrealized  gain  on  open  contracts      136,063
987,025

      Total Trading Equity          10,199,633     15,085,081

Due from DWR                            50,600         65,610
Interest receivable (DWR)               43,143          53,212

      Total Assets                  10,293,376     15,203,903


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable                    406,798        310,659
Accrued management fees                 25,452         37,986
Accrued administrative expenses         11,661         9,491

      Total Liabilities                443,911        358,136

Partners' Capital

 Limited Partners (11,851.018 and
       15,086.096 Units, respectively) 9,673,190   14,636,245
 General Partner (215.962 Units)       176,275        209,522

 Total Partners' Capital             9,849,465     14,845,767

  Total  Liabilities and Partners' Capital    10,293,376    15,20
3,903

NET ASSET VALUE PER UNIT           816.23               970.18

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)






                              For the Quarters Ended September 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading loss:
       Realized                          (512,195)      (282,501)
Net change in unrealized             (1,326)      (306,012)
      Total Trading Results        (513,521)    (588,513)
       Interest      Income      (DWR)                    133,445
167,125
      Total Revenues               (380,076)     (421,388)

EXPENSES

   Brokerage   commissions  (DWR)          185,834        304,523
Management    fees                          79,508        132,068
Transaction   fees  and  costs              19,131         37,997
Administrative     expenses                     6,651      10,978
Incentive                                                    fees
-                                    (4,244)
    Total Expenses                   291,124       481,322

NET LOSS                           (671,200)    (902,710)

NET LOSS ALLOCATION

   Limited   Partners                    (659,892)      (890,828)
General Partner                     (11,308)     (11,882)

NET LOSS PER UNIT

                         Limited                         Partners
(52.36)                                     (55.02)
                                                          General
(52.36)                                  (55.02)


          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                            For the Nine Months Ended September 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
        Realized                          (650,045)     1,674,149
Net       change      in      unrealized                (850,962)
(639,165)
      Total Trading Results      (1,501,007)  1,034,984
 Interest Income (DWR)               440,458      485,937
      Total Revenues             (1,060,549)    1,520,921

EXPENSES

   Brokerage   commissions   (DWR)           651,776      941,692
Management    fees                         280,221        412,962
Transaction    fees   and   costs              74,122     120,081
Administrative    expenses                  20,923         34,328
Incentive                                                    fees
-                                 13,757
    Total Expenses                 1,027,042     1,522,820

NET LOSS                         (2,087,591)         (1,899)

NET LOSS ALLOCATION

    Limited   Partners                  (2,054,344)       (1,646)
General Partner                     (33,247)      (253)
NET LOSS PER UNIT

 Limited Partners                   (153.95)     (1.17)
                          General                         Partner
(153.95)                                                   (1.17)





          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
 December 31, 1998   17,646.093  $18,754,867        $232,376     $18,987,243

Net                                                          Loss
-                        (1,646)             (253)  (1,899)

Redemptions               (1,692.531)                 (1,837,970)
-                                   (1,837,970)

Partners' Capital,
 September 30, 1999     15,953.562         $16,915,251           $232,123
$17,147,374




Partners' Capital,
 December 31, 1999     15,302.058          $14,636,245           $209,522
$14,845,767

Net                                                          Loss
-                                          (2,054,344)           (33,247)
(2,087,591)

Redemptions               (3,235.078)                 (2,908,711)
-                                   (2,908,711)

Partners' Capital,
 September 30, 2000     12,066.980         $9,673,190            $176,275
$9,849,465













           The accompanying notes are an integral part of these financial statements.



          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $
CASH FLOWS FROM OPERATING ACTIVITIES
Net                                                          loss
(2,087,591)                                     (1,899)
Noncash item included in net loss:
    Net change in unrealized          850,962            639,165
Decrease in operating assets:
     Due  from DWR                       15,010            21,289
Interest receivable (DWR)              10,069            79
Increase (decrease) in operating liabilities:
                 Accrued             management              fees
(12,534)                                                  (4,630)
Accrued       administrative      expenses                  2,170
24,878
Net  cash  provided  by  (used  for)  operating  activities    (1
,221,914)                                        678,882

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable96,139         (7,397)
Redemptions                       of                        Units
(2,908,711)                                     (1,837,970)
Net    cash   used   for   financing   activities     (2,812,572)
(1,845,367)
Net   decrease  in  cash               (4,034,486)              (
1,166,485)
Balance     at     beginning     of     period         14,098,056
17,208,838
Balance     at     end     of     period               10,063,570
16,042,353







          The accompanying notes are an integral part of these financial statements.


          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition

of   Dean   Witter   Global  Perspective  Portfolio   L.P.   (the

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


The   trading  advisors  for  the  Partnership  are  EMC  Capital

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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105,

which  required the disclosure of average aggregate  fair  values

and   contract/notional  values,  respectively,   of   derivative

financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




  2)   Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $136,063  and

$987,025   at   September  30,  2000  and  December   31,   1999,

respectively.



Of  the  $136,063  net  unrealized  gain  on  open  contracts  at

September  30, 2000, $132,570 related to exchange-traded  futures contracts  and  $3,493  related  to  off-exchange-traded  forward currency contracts.



Of the $987,025 net unrealized gain on open contracts at December

31, 1999, $957,815 related to exchange-traded futures contracts

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




and  $29,210  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  2000 and December 31, 1999 mature  through  March

2001  and  June  2000, respectively. Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  2000 and  December  31, 1999 mature through December  2000  and  March

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

Exchange-traded futures and future-styled options  contracts  are marked  to  market  on  a daily basis, with variations  in  value settled  on a daily basis. Each of DWR, MS & Co., and MSIL  as  a futures commission merchant for the Partnership's exchange-traded futures  and  futures-styled  options  contracts,  are  required,

pursuant to

          DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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

aggregate,  totaled $10,196,140 and $15,055,871 at September  30,

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

the  quarters and nine months ended September 30, 2000 and  1999,

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



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total trading losses net of interest income of $380,076

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses of approximately 2.9% were  recorded  in  the global  interest rate futures markets primarily from short German interest  rate  futures positions as prices were  boosted  during

July by an upward move in U.S. bond prices. Short Japanese government bond futures contributed to losses in this complex as

prices   surged  and  long-term  interest  rates  dropped  during

September  as  investors sought refuge from  falls  in  U.S.  and

Japanese  stock prices.  Additional losses of approximately  1.6%

were recorded in the global stock index futures markets primarily during  August from long Australian stock index futures positions as prices declined amid disappointing earnings.  Losses were also experienced  from  positions in European stock index  futures  as prices  moved  in a trendless pattern throughout  a  majority  of

July.  In metals, losses of approximately 1.4% resulted primarily from  short silver futures positions during August as prices rose late  in  the month due to the U.S. dollar's weakness versus  the

Japanese  yen.  Trading zinc and aluminum futures throughout  the

quarter  also  resulted  in losses for the  metals  complex.   In

currencies, losses of approximately 1.2% were incurred from  long

Japanese  yen  positions during July as the yen's value  declined versus  the U.S. dollar on skepticism regarding Japan's  economic

soundness.   These losses in the currency sector  were  partially

offset  by gains recorded from short New Zealand dollar positions during August and September as its value weakened versus the U.S.

dollar   alongside  the  euro  and  worse-than-expected  economic

figures.  Losses of approximately 0.8% were recorded in the  soft commodities markets primarily from short cotton futures positions during  July  as prices jumped higher amid dryness  and  heat  in

Texas.   Also  in this sector, losses were recorded  during  July

from short-term whipsawing in coffee futures prices. Losses in soft commodities were partially offset by gains recorded from long  sugar futures positions during July as prices increased  on forecasts  that the world surplus will shrink with smaller  crops in 2000-2001.  Smaller losses of approximately 0.6% were recorded in  the  energy  markets primarily from long  crude  oil  futures positions as prices dropped during July due to growing conviction that  Saudi  Arabia would boost production and  during  September after President Clinton ordered the release of 30 million barrels of  the  U.S.'s emergency Strategic Petroleum Reserve.  A portion

of   overall   Partnership  losses  was  offset   by   gains   of

approximately 0.2% recorded in the agricultural markets primarily from  long soybean meal futures positions during August as prices reversed higher due to hot and dry weather in the growing regions of  the U.S.  Total expenses for the three months ended September

30, 2000 were $291,124, resulting in a net loss of $671,200.  The value  of  a  Unit  decreased from $868.59 at June  30,  2000  to

$816.23 at September 30, 2000.



For  the  nine  months ended September 30, 2000  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$1,060,549  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 8.6% were recorded in  the global interest rate futures markets primarily from short

Japanese   government  bond  futures  as  prices  surged   during

September  as  investors sought refuge from  falls  in  U.S.  and

Japanese stock prices. Short German interest rate futures positions also recorded losses as prices were boosted during July by  the upward move in U.S. bond prices.  Long U.S. interest rate futures  positions posted losses during April as prices  declined

amid  fears  of  higher  interest  rates  and  inflation.   Newly

established   short   U.S.   interest  rate   futures   positions

contributed to these losses during May as prices moved higher  as investors  shed  stock  holdings for the  safe  haven  of  bonds.

Additional   losses  of  approximately  6.0%  were  recorded   in

currencies  primarily from short Japanese yen  positions  as  the yen's  value  strengthened  versus  the  U.S.  dollar  and  major

European  currencies during March on reports of yen  repatriation by institutions ahead of the Japanese fiscal year end on March 31 and during June on the perception that interest rates in the U.S.

may have topped out.  Long Japanese yen positions incurred losses during July as the yen's value declined versus the U.S. dollar on skepticism  regarding Japan's economic soundness.  In the  global stock  index futures markets, losses of approximately  5.3%  were

recorded   primarily  from  trading  Hang  Seng   Index   futures

throughout  the  first half of the year.  In  metals,  losses  of approximately  3.1% resulted primarily from short silver  futures positions  as prices surged during May on a jump in  gold  prices and  a slip in the U.S. dollar and during August due to the  U.S.

dollar's  weakness  versus the Japanese yen.  Smaller  losses  of approximately 1.3% were recorded in the agricultural markets from long  wheat futures positions during February as prices  declined on  insufficient  demand and heavy rain in  the  U.S.  production area.  A portion of
overall  Partnership losses were offset by gains of approximately

6.6% recorded in energies primarily from long natural gas futures positions  as  prices moved to four year highs  during  May  amid supply woes.  Long futures positions in crude oil and its refined products  also contributed to profits as prices increased  during

January  on growing speculation that OPEC would extend production cuts  beyond  the  deadline of March 2000.  Additional  gains  of approximately  0.4%  were recorded in soft commodities  primarily from  long sugar futures positions as prices trended to  22-month highs  during June due to strong demand and declining  production

from  Brazil.   Short sugar futures positions  also  resulted  in

gains  during the first quarter as prices dropped during  January amid  sustained  fears of global supply surplus.  Total  expenses for  the  nine  months ended September 30, 2000 were  $1,027,042,

resulting  in  a  net loss of $2,087,591.  The value  of  a  Unit decreased  from  $970.18  at December  31,  1999  to  $816.23  at

September 30, 2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total trading losses net of interest income of $421,388 and  posted  a  decrease in Net Asset Value per  Unit.  The  most significant  losses of approximately 6.2% were  recorded  in  the

global  interest  rate  futures  markets  primarily  from   short

positions in Japanese government bond futures as prices increased during July and September due to the strength in the Japanese yen and expectations that monetary easing in that country will
eventually  come.   Losses were also recorded from  trading  U.S.

interest  rate  futures during August and September  as  domestic

bond   prices  moved  in  a  short-term  volatile  pattern   amid

inflationary   concerns  and  questions  regarding   the   future

direction   of  U.S.  interest  rates.   Additional   losses   of

approximately  3.9%  were experienced in the global  stock  index futures  markets  primarily from long  Hang  Seng  Index  futures positions  as Hong Kong stocks moved lower during July on  rising

China-Taiwan  tensions  and  a fall  in  China's  gross  domestic product and during September on fears of an interest rate hike in the  U.S.  Smaller losses of approximately 1.2% were recorded  in the  agricultural  markets primarily during September  from  long wheat  futures positions as prices declined due to  rain  in  the

southwestern  plains  and continued weak  export  demand.   These

losses  were  partially  offset by gains  of  approximately  2.4%

recorded in the metals markets primarily from short gold  futures positions  as  prices  reached  20-year  lows  during  July  amid continuing murmurs that central banks were offloading or  seeking to  offload  the precious metal, following the Bank of  England's

example.   During  September, long gold  futures  positions  were

profitable as gold prices surged higher as major European central banks  said  they  would  cap their  sales  of  the  metal,  thus

tightening   supplies  in  the  face  of  a  growth  in   demand.

Additional  gains  of  approximately 1.9% were  recorded  in  the energy markets primarily during September from long futures positions in crude oil and its refined products, unleaded gas and heating  oil.  Prices in these markets increased due to  a  sharp contraction  in  U.S. supplies, Hurricane Floyd and  confirmation from  OPEC  ministers that they will hold their global production

cutbacks   until   April  of  next  year.    Smaller   gains   of

approximately  0.6%  were  experienced in  the  soft  commodities markets primarily during July from short coffee futures positions as  prices  fell as fears of impending frost damage to  Brazilian plantations evaporated and on predictions that Brazil would  reap a  record harvest next year.  Total expenses for the three months ended  September 30, 1999 were $481,322, resulting in a net  loss

of  $902,710.   The value of a Unit decreased from  $1,129.85  at

June 30, 1999 to $1,074.83 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$1,520,921  and, after expenses, posted a decrease in  Net  Asset

Value per Unit.  The most significant net losses of approximately

6.7%  were  recorded  in the global stock index  futures  markets primarily  during  June from short positions  in  European  stock index  futures, particularly German, as prices in  these  markets were  boosted higher by gains on Wall Street and in  Japan.  Long

Hang Seng Index futures positions also resulted in losses as Hong

Kong  stocks  moved  lower  during July  on  rising  China-Taiwan tensions and a fall in China's gross domestic product and  during

September on fears of an interest rate hike in the U.S.

Additional  losses  of approximately 1.8% were  recorded  in  the agricultural markets primarily from short corn futures  positions as  prices  moved  higher during March on  an  increase  in  U.S.

exports  and  forecasts for extended heat  and  dryness  in  most

Midwestern  states.   Smaller losses of approximately  1.0%  were

experienced in the soft commodities markets primarily  from  long coffee  futures positions during January as prices declined  amid fears  that economic turmoil in Brazil would lead them  to  flood the  market  with  increased exports.  During June,  long  coffee futures positions were unfavorable as prices declined due to warm weather in Brazil and ample warehouse supplies.  A portion of the

Partnership's overall losses was offset by gains of approximately

2.7% recorded in the energy markets primarily from long crude oil futures positions during March, April and September as oil prices increased  on  news during the first half of the year  that  both

OPEC and non-OPEC countries had reached an agreement to cut total

output.   During the third quarter, prices rose due  to  a  sharp

contraction  in  U.S. supplies, Hurricane Floyd and  confirmation during  the  third quarter that OPEC ministers  will  hold  their global  production cutbacks until April of next year.  Additional gains  of  approximately  1.1% were  experienced  in  the  global interest  rate futures markets primarily from short positions  in

European   bond  futures,  particularly  British  interest   rate

futures, as prices in these markets moved lower during June  amid a general negative tone over the euro, a decline in U.S. Treasury bond prices and bearish sentiment pertaining to the overall health of the European economy. In the metals markets, gains of approximately  1.1%  were  recorded  primarily  from  short  gold futures positions as prices reached 20-year lows during July amid continuing murmurs that central banks were offloading or  seeking to  offload  the precious metal, following the Bank of  England's

example.   During  September, long gold  futures  positions  were

profitable as gold prices surged higher as major European central banks  said  they  would  cap their sales  of  the  metal.  Total expenses  for  the  nine  months ended September  30,  1999  were

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


Quantifying the Partnership's Trading Value at Risk

The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements"

within  the  meaning  of  the safe harbor  from  civil  liability provided for such statements by the Private Securities Litigation

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.

As  of  September  30,  2000 and 1999,  the  Partnership's  total capitalization  was approximately $10 million  and  $17  million,

respectively.


     Primary Market       September 30, 2000   September 30, 1999
     Risk Category           Value at Risk        Value at Risk

     Currency                   (1.39)%                (1.76)%
     Interest Rate              (1.13)                 (1.27)

     Equity                     (1.12)                 (0.62)

     Commodity                  (1.12)                 (1.24)

     Aggregate Value at Risk    (2.62)%                (2.32)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.



Primary Market Risk Category      High       Low        Average

Currency                        (1.58)%      (1.08)%     (1.29)%
Interest Rate                   (1.71)       (1.06)      (1.38)

Equity                          (1.12)       (0.64)      (0.84)

Commodity                       (1.29)       (0.60)      (0.93)

Aggregate Value at Risk          (2.62)%     (1.89)%     (2.31)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above, as well as the past
performance of the Partnership, give no indication of such  "risk of  ruin".  In  addition, VaR risk measures should be  viewed  in

light  of  the  methodology's  limitations,  which  include   the

following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September  30, 2000.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage or monitor  risk.

There can
be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.


Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they may represent are immaterial.  At September  30,  2000 the  Partnership's cash balance at DWR was approximately  89%  of its  total  Net  Asset Value.  A decline in short  term  interest rates  will  result  in  a  decline  in  the  Partnership's  cash

management   income.  This  cash  flow  risk  is  not  considered

material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of  the

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.



Currency.  The  primary  market exposure in  the  Partnership  at

September 30, 2000 was in the currency sector.  The Partnership's currency  exposure  was to exchange rate fluctuations,  primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions between  two currencies other than the U.S. dollar.  At September

30, 2000, the Partnership's major exposures were in euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include major and minor currencies.  Demeter does  not anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Interest  Rate. The second largest market exposure  at  September

30,  2000 was in the global interest rate complex.  Exposure  was primarily spread across the U.S., European and Japanese  interest rate  sectors.  Interest rate movements directly affect the price of  the  sovereign bond futures positions held by the Partnership and  indirectly affect the value of its stock index and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations  in the United States and the other  G-7  countries.

The  G-7  countries  consist of France, U.S.,  Britain,  Germany,

Japan,  Italy  and Canada.  However, the Partnership  also  takes futures  positions  in the government debt of smaller  nations  -

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates  which have the most significant  effect  on  the

Partnership  are changes in long-term, as opposed to  short-term,

rates.   Most  of the speculative futures positions held  by  the

Partnership    are   in   medium-   to   long-term   instruments.

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium- to long-

term rates to remain steady.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  September 30, 2000, the Partnership's  primary

exposures were in the S&P 500 (U.S.), TOPIX (Japan) and Hang Seng

(China)  stock indices.  The Partnership is primarily exposed  to the  risk of adverse price trends or static markets in the  U.S.,

European  and Japanese indices.  Static markets would  not  cause major market changes but would make it difficult for the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses.



Commodity

Energy.  At September 30, 2000, the Partnership's energy exposure was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.  The Partnership's primary metals market exposure  is  to

fluctuations  in  the  price of gold and  silver.   Although  the

Trading Advisors will from time to time trade base metals such as copper, aluminum, nickel and zinc, the principal market exposures of  the  Partnership have consistently been in  precious  metals,

gold and silver.  Exposure was evident in the gold market as gold

prices  continued  to  be volatile during  the  quarter.   Silver

prices  have remained volatile over this period, and the  Trading

Advisors  have  from time to time taken positions  as  they  have perceived market opportunities to develop.

Soft  Commodities and Agriculturals.  At September 30, 2000,  the

Partnership  had  exposure  in the markets  that  comprise  these

sectors.   Most  of  the exposure, however, was  in  the  coffee,

soybeans,  soybean  oil  and soybean meal  markets.   Supply  and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  at  September 30,  2000  were  in  Hong  Kong dollars.  The Partnership controls the non-trading risk of  these balances by regularly converting these balances back into dollars upon liquidation of the respective position.



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

                   PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits

3.01 Limited Partnership Agreement of the Partnership, dated as of November 7, 1991 is incorporated by reference to Exhibit
     3.01  and  Exhibit  3.02  of the Partnership's  Registration
     Statement on Form S-1.

10.01 Management Agreements among the Partnership, Demeter and A.O. Management, Inc., Chang Crowell and Millburn each dated as of December 31, 1991 is incorporated by reference by Exhibit 10.02 of the Partnership's Registration Statement on Form S-1.

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

10.07 Customer Agreement, dated as of May 1, 2000 between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to
      Exhibit 10.07 of the Partnership's Form 10-Q (File No. 0-19901) for the quarter ended June 30, 2000.

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




                        Dean Witter Global Perspective
                           Portfolio L.P. (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

November 14, 2000       By:/s/Raymond E. Koch             _
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.