Form 10-K
period 2000-12-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2001-04-02
CIK 880958

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 2000 or

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

             Units of Limited Partnership Interest

                        (Title of Class)


      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  _____     No  ______

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $11,451,697 at January 31, 2001.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 2000

                              Page No.
DOCUMENTS  INCORPORATED BY REFERENCE. . . . . . . . .  .  .  .  .
 . . . .  1

Part I .

  Item  1.Business. . . . . . . . . . . . . . . . . . . . . . . .
2-4

  Item  2.Properties. . . . . . . . . . . . . . . . . . . . . . .
 . 4

   Item  3.Legal Proceedings. . . . . . . . . . . . . . . . . . .
5-6

   Item  4.Submission of Matters to a Vote of Security Holders. .
 . .6

Part II.

  Item  5.Market for the Registrant's Partnership Units
           and  Related Security Holder Matters . . . . . .  .  .
 . . 7

   Item   6.Selected Financial Data . . . . . . . . . . . .  .  .
 . . 8

   Item   7.                                         Management's
Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
 .9-19

  Item 7A.Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . . . .
19-32

   Item  8.Financial Statements and Supplementary Data. . . . . .
 . .32

  Item  9.Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . .33
Part III.

   Item 10.                                        Directors  and
Executive Officers of the Registrant .    34-38

  Item 11. Executive Compensation . . . . . . . . . . . . . . . .
 . .38

  Item 12.Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . .  .  .
 . .38

  Item 13. Certain Relationships and Related Transactions . . . .
38-39

Part IV.

    Item   14.                                          Exhibits,
Financial Statement Schedules, and
           Reports on Form 8-K. . . . . . . . . . . . . . .  .  .
 . .40



               DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                 Part of Form 10-K

     Partnership's Prospectus dated December
     31, 1991, together with the Supplement
     to the Prospectus dated April 27, 1992         I and IV

     Annual Report to the Dean Witter
     Global Perspective Portfolio L.P.
     Limited Partners for the year ended
     December 31, 2000                           II, III and IV

                           PART I

Item 1.  BUSINESS

(a)   General   Development  of  Business.  Dean  Witter   Global

Perspective  Portfolio  L.P. (the "Partnership")  is  a  Delaware

limited  partnership  organized  to  engage  primarily   in   the

speculative trading of futures and forwards contracts, options on futures  contracts,  physical  commodities  and  other  commodity interests.



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds,  Inc.  ("DWR").   The clearing  commodity  brokers  are

Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley  &  Co.

International  Limited  ("MSIL"),  which  provide  clearing   and

execution  services.   Prior  to  May  2000,  Carr  Futures  Inc.

provided  clearing  and execution services  to  the  Partnership.

Demeter, DWR, MS & Co. and MSIL are wholly-owned subsidiaries  of

Morgan  Stanley Dean Witter & Co. ("MSDW").  The trading advisors for  the Partnership are EMC Capital Management, Inc. ("EMC") and

Millburn Ridgefield Corporation ("Millburn"), (collectively,  the

"Trading Advisors").



Prior  to July 31, 2000, ELM Financial, Inc. ("ELM") was  also  a trading  advisor in the Partnership.  Effective August  1,  2000,

ELM  was  removed  as  a trading advisor to the  Partnership  and assets previously managed by ELM were equally reallocated to  EMC

and

Millburn.   Redemptions are allocated among EMC and  Millburn  in

proportion to the percentage of monthly average equity managed by each trading advisor.



The Partnership's net asset value per unit of limited partnership interest  ("Unit(s)")  as of December 31,  2000,  was  $1,005.36,

representing an increase of 3.6 percent from the net asset  value per  Unit  of $970.18 on December 31, 1999.  For a more  detailed description of the Partnership's business, see subparagraph (c).



(b)   Financial   Information  about  Segments.   For   financial

information  reporting  purposes, the Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of

futures,   forwards,   and  options.   The   relevant   financial

information is presented in Items 6 and 8.



(c) Narrative Description of Business.  The Partnership is in the

business  of  speculative  trading  of  futures,  forwards,   and

options, pursuant to trading instructions provided by its Trading

Advisors.  For a detailed description of the different facets  of

the   Partnership's   business,  see  those   portions   of   the

Partnership's   prospectus,  dated   December   31,   1991   (the

"Prospectus"), incorporated by reference in this Form  10-K,  set forth below.

  Facets of Business

    1. Summary                   1.  "Summary of the Prospectus"
                                     (Pages 1-6 of the
                                      Prospectus).

    2. Commodities Markets       2.  "The Commodities Markets"
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

(d)    Financial Information about Geographic Areas

The  Partnership  has  not engaged in any operations  in  foreign

countries;  however,  the  Partnership  (through  the   commodity

brokers) enters into forward contract transactions where  foreign banks  are the contracting party and trades in futures, forwards,

and options on foreign exchanges.


Item 2.  PROPERTIES
The  executive and administrative offices are located within  the offices  of DWR. The DWR offices utilized by the Partnership  are located  at  Two  World Trade Center, 62nd Floor,  New  York,  NY

10048.

Item 3.  LEGAL PROCEEDINGS

Similar class actions were filed in 1996 in California and in New

York State courts.  Each of these actions were dismissed in 1999.

However, the New York State class action discussed below is still pending  because plaintiffs appealed the trial court's  dismissal of their case on March 3, 2000.



On  September 18 and 20, 1996, purported class actions were filed in  the  Supreme Court of the State of New York, New York County,

on  behalf  of all purchasers of interests in limited partnership commodity  pools  sold  by  DWR.  Named defendants  include  DWR,

Demeter,  MSDW,  certain limited partnership commodity  pools  of which  Demeter  is  the  general  partner,  and  certain  trading advisors to those pools. A consolidated and amended complaint  in the  action pending in the Supreme Court of the State of New York was  filed  on  August  13, 1997, alleging  that  the  defendants

committed   fraud,  breach  of  fiduciary  duty,  and   negligent

misrepresentation  in  the  sale and  operation  of  the  various

limited  partnership  commodity  pools.  The  complaints   sought

unspecified  amounts  of compensatory and  punitive  damages  and other relief.  The New York Supreme Court dismissed the New  York action in November 1998, but granted plaintiffs leave to file  an amended  complaint,  which they did in early December  1998.  The defendants  filed a motion to dismiss the amended complaint  with prejudice  on  February 1, 1999. By decision dated  December  21,

1999, the New York Supreme Court
dismissed the case with prejudice.   However, on March  3,  2000,

plaintiffs appealed the trial court's dismissal of their case.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item 5.   MARKET  FOR  THE  REGISTRANT'S  PARTNERSHIP  UNITS  AND
          RELATED SECURITY HOLDER MATTERS


(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.



(b) Holders

The  number  of  holders  of  Units  at  December  31,  2000  was approximately 1,548.



(c) Distributions

No  distributions  have  been made by the  Partnership  since  it commenced trading operations on March 1, 1992. Demeter  has  sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Demeter currently does not  intend to make any distribution of Partnership profits.




Item 6.  SELECTED FINANCIAL DATA (in dollars)



                                           For the Years Ended December 31,
                             2000          1999           1998         1997
1996  .


Total Revenues
(including interest)      1,436,980        268,597    4,169,027     4,917,569
4,375,881

Net   Income  (Loss)                 148,781        (1,674,974)     2,022,979
2,420,203   1,766,076

Net Income (Loss)
Per Unit (Limited
&  General Partners)           35.18       (105.82)       108.77        97.12
73.76


Total  Assets             11,818,856     15,203,903   19,185,631   21,221,634
22,267,408


Total Limited
Partners' Capital        11,443,935        14,636,245   18,754,867   20,276,293
21,020,037


Net Asset Value Per
Unit                       1,005.36            970.18     1,076.00       967.23
870.11












Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in

separate   futures,  forwards,  and  options   trading   accounts

established  for each Trading Advisor, which assets are  used  as margin  to engage in trading. The assets are held in either  non-

interest-bearing bank accounts or in securities  and  instruments permitted  by  the Commodity Futures Trading Commission  ("CFTC")

for  investment  of  customer segregated or secured  funds.   The

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



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures, forwards, and options in subsequent periods.  It is  not possible  to  estimate  the amount and therefore  the  impact  of future redemptions of Units.



Results of Operations.

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of each  Trading  Advisor's  trading programs to take
advantage of price movements or other profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations for the three years ended

December  31,  2000  and  a  general discussion  of  its  trading activities during each period.  It is important to note, however,

that  the  Trading Advisors trade in various markets at different times  and  that prior activity in a particular market  does  not mean  that  such  market will be actively traded by  the  Trading

Advisors or will be profitable in the future.  Consequently,  the results of operations of the Partnership are difficult to discuss other  than  in  the  context  of its Trading  Advisors'  trading activities  on behalf of the Partnership as a whole and  how  the

Partnership has performed in the past.


At  December  31,  2000,  the  Partnership's  total  capital  was

$11,661,054,  a  decrease of $3,184,713  from  the  Partnership's total capital of $14,845,767 at December 31, 1999.  For the  year ended December 31, 2000, the Partnership generated net income  of

$148,781, and total redemptions aggregated $3,333,494.



For  the  year ended December 31, 2000, the Partnership  recorded total  trading revenues, including interest income, of $1,436,980

and  posted  an increase in net asset value per Unit.   The  most

significant  gains  of approximately 3.6% were  recorded  in  the energy  markets as long futures positions in both crude  oil  and its refined products proved profitable during the first quarter on growing speculation that OPEC would extend production cuts.

Additional  gains  of  approximately  3.2%  resulted  from   long

positions  in natural gas futures as prices skyrocketed  to  all-

time  highs  during  the fourth quarter on  cold  winter  weather across  much of the U.S. and due to continued concerns  regarding supply.  Gains  of approximately 2.0% were also experienced  from long futures positions in sugar futures as prices trended to  22-

month  highs  during  June  due to strong  demand  and  declining production from Brazil.  Smaller gains of approximately 1.0% were experienced in the fourth quarter from long positions in the euro as  the  value  of  the  European  common  currency  strengthened relative to the U.S. dollar on concerns about slowing U.S. growth

and  persistent  declines  in U.S.  stocks.   A  portion  of  the

Partnership's  gains was offset by losses of  approximately  4.1%

experienced  in  global  stock  index  futures  markets  as   the

Partnership  experienced difficulty trading Asian and  Australian stock  indices throughout the first half of the year.  Losses  of approximately  3.4% were also recorded in the metals  markets  as erratic  price activity resulted in the predominance of trendless

markets.   Total expenses for the year were $1,288,199, resulting

in  net  income  of  $148,781.  The net asset  value  of  a  Unit increased  from  $970.18 at December 31,  1999  to  $1,005.36  at

December 31, 2000.



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

$1,674,974.   The  net  asset value  of  a  Unit  decreased  from

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

$2,146,048, resulting in net income of $2,022,979.  The net asset value  of a Unit increased from $967.23 at December 31,  1997  to

$1,076.00 at December 31, 1998.



The  Partnership's  overall performance record represents  varied results  of  trading in different futures, forwards, and  options

markets.   For  a  further description of 2000  trading  results,

refer  to  the letter to the Limited Partners in the accompanying

Annual Report to Limited Partners for the year ended December 31,

2000, which is incorporated by reference to Exhibit 13.01 of this

Form  10-K.   The  Partnership's gains and losses  are  allocated

among its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The Partnership may trade futures, forwards, and  options

in  a  portfolio  of agricultural commodities,  energy  products,

foreign currencies, interest rates, precious and base metals, soft commodities, and stock indices. In entering into these contracts,  the  Partnership is subject to the market  risk  that

such   contracts  may  be  significantly  influenced  by   market

conditions, such as interest rate volatility, resulting  in  such contracts being less valuable.  If the markets moved against  all of the positions held by the Partnership at the same time, and if the  Trading  Advisors  were unable to offset  positions  of  the

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



Third,  with respect to forward contract trading, the Partnership trades  with  only  those counterparties which Demeter,  together with  DWR,  have determined to be creditworthy.  The  Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 2000, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.



Item 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
         RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of futures, forwards, and options.  The market-sensitive instruments  held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially  all of  the Partnership's assets are at risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.



The  futures  forwards,  and options traded  by  the  Partnership involve  varying degrees of related market risk.  Market risk  is often  dependent  upon  changes in the  level  or  volatility  of

interest   rates,  exchange  rates,  and  prices   of   financial

instruments and commodities.  Fluctuations in market  risk  based upon  these factors result in frequent changes in the fair  value of  the  Partnership's open positions, and, consequently, in  its earnings and cash flow.



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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures, forwards, and options are settled daily  through variation margin.



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

The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by primary market risk category as of December 31, 2000 and 1999.

As  of  December  31,  2000  and 1999,  the  Partnership's  total capitalization  was approximately $12 million  and  $15  million,

respectively.



     Primary Market      December 31, 2000   December 31, 1999
     Risk Category         Value at Risk       Value at Risk

     Interest    Rate               (2.36)%               (1.06)%

Currency                  (1.10)             (1.08)

     Equity                    (0.58)             (0.90)

     Commodity                 (0.81)             (0.60)

     Aggregate Value at Risk   (2.79)%            (1.89)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual market categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards,

and  options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading  day.  Any changes in open positions could positively  or negatively materially impact market risk as measured by VaR.



The  table  below  supplements  the  December  31,  2000  VaR  by presenting  the  Partnership's high, low and average  VaR,  as  a percentage  of total net assets for the four quarterly  reporting periods from January 1, 2000 through December 31, 2000.

Primary Market Risk Category      High        Low        Average

Interest Rate                    (2.36)%     (1.13)%     (1.70)%

Currency                         (1.58)      (1.10)      (1.29)

Equity                           (1.12)      (0.58)      (0.76)

Commodity                        (1.29)      (0.70)      (0.98)

Aggregate Value at Risk          (2.79)%     (2.25)%     (2.54)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not usually  found in other investments.  The relative  size  of  the positions held may cause
the Partnership to incur losses greatly in excess of VaR within a short  period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such  "risk of  ruin".  In  addition, VaR risk measures should be  viewed  in

light  of  the  methodology's  limitations,  which  include   the

following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 2000 and 1999, and for the end of the  four quarterly reporting periods during calendar year  2000.

Since  VaR is based on historical data, VaR should not be  viewed as  predictive of the Partnership's future financial  performance

or
its ability to manage or monitor risk.  There can be no assurance that the Partnership's actual losses on a particular day will not exceed  the VaR amounts indicated above or that such losses  will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may represent are immaterial.  At December 31,  2000,

the  Partnership's cash balance at DWR was approximately  83%  of its  total  net  asset  value.  A decline in short-term  interest rates  will  result  in  a  decline  in  the  Partnership's  cash management  income. This cash flow risk is not considered  to  be material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential  losses taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 2000, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest Rate.  The primary market exposure of the Partnership at

December  31,  2000  was  in the global  interest  rate  complex.

Exposure  was  primarily spread across the  U.S.,  European,  and

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

-  e.g.  Australia.  Demeter anticipates that G-7 interest  rates will remain the primary interest rate exposure of the Partnership for  the foreseeable future.  The changes in interest rates which have  the  most effect on the Partnership, are changes  in  long-

term,  as  opposed to short-term, rates.  Most of the speculative futures positions held by the Partnership are in medium- to long-

term instruments.  Consequently, even a material change in short-

term rates would have little effect on the Partnership, were  the medium- to long-term rates to remain steady.



Currency. The second largest market exposure at December 31, 2000 was  in the currency sector.  The Partnership's currency exposure is  to  exchange rate fluctuations, primarily fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  For the fourth quarter of

2000, the Partnership's major exposures were to the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include major and minor currencies.  Demeter does  not anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than U.S. dollars.



Equity.  The primary equity exposure at December 31, 2000 was  to equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly-based  indices.  At December 31, 2000, the  Partnership's primary  exposures were to the DAX (Germany), TOPIX (Japan),  and

NASDAQ  (U.S.)  stock  indices.   The  Partnership  is  primarily

exposed to the risk of adverse price trends or static markets  in the  U.S., European, and Japanese indices.  Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses.

Commodity.

Energy.   At December 31, 2000, the Partnership's energy exposure

was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility and losses, which have been experienced in the past, are expected to  continue to be experienced in this market.  Natural  gas  has exhibited  volatility in prices resulting from  weather  patterns and  supply  and demand factors and may continue in  this  choppy pattern.



Metals.    The  Partnership's primary metals market  exposure  at

December  31, 2000 was to fluctuations in the price of  gold  and

silver.   Although certain Trading Advisors will,  from  time  to

time,  trade  base metals such as copper, aluminum,  nickel,  and zinc,  the  principal  market exposures of the  Partnership  have consistently  been in precious metals, such as gold  and  silver.

Market  exposure to precious metals was evident, as  gold  prices

continued  to  be  volatile during the  quarter.   Silver  prices

remained volatile over this period as well.  The Trading Advisors

have,   from   time   to  time,  taken  positions   when   market

opportunities developed.



Soft  Commodities and Agriculturals.  At December 31,  2000,  the

Partnership had exposure to the markets that comprise these
sectors.   Most  of  the exposure, however, was  in  the  coffee,

cotton, and corn markets.  Supply and demand inequalities, severe

weather   disruption,  and  market  expectations   affect   price

movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at December 31, 2000:



     Foreign   Currency  Balances.   The  Partnership's   primary

     foreign currency balances were in Japanese yen and Hong Kong dollars.  The Partnership controls the non-trading  risk  of these  balances by regularly converting these balances  back

     into   U.S.  dollars  upon  liquidation  of  the  respective

     position.



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



Supplementary data specified by Item 302 of Regulation S-K:


            Summary of Quarterly Results (Unaudited)

                                                              Net
Income/
                                                    (Loss) Per
Quarter                            Net          Unit of Limited
Ended                Revenue        Income/(Loss)
Partnership Interest

2000
March 31           $   (51,780)   $    (449,952)        $(31.17)
June 30          (628,693)        (966,439)         (70.42)
September 30     (380,076)        (671,200)         (52.36)
December 31     2,497,529        2,236,372          189.13

Total              $ 1,436,980    $     148,781         $ 35.18

1999
March 31           $    75,320    $    (432,411)       $ (24.69)
June 30         1,866,989        1,333,222           78.54
September 30     (421,388)        (902,710)         (55.02)
December 31    (1,252,324)      (1,673,075)        (104.65)

Total              $   268,597    $  (1,674,974)       $(105.82)

Item 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 40, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President  and  a  Director  of Dean Witter  Futures  &  Currency

Management Inc. ("DWFCM").  Mr. Murray is currently a Senior Vice

President of DWR's Managed Futures Department.  Mr. Murray  began his  career at DWR in 1984 and is currently the Director  of  the

Managed  Futures  Department. In this  capacity,  Mr.  Murray  is responsible  for  overseeing all aspects of  the  firm's  Managed

Futures  Department.   Mr.  Murray  previously  served  as   Vice

Chairman  and  a  Director of the Managed Funds  Association,  an

industry  association  for investment professionals  in  futures,

hedge   funds  and  other  alternative  investments.  Mr.  Murray

graduated from Geneseo State University in May 1983 with  a  B.A.

degree in Finance.



Mitchell  M. Merin, age 47, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

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



Joseph  G.  Siniscalchi, age 55, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 59, is a Director of Demeter.   Mr.

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

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.



Richard  A. Beech, age 49, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

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



Raymond  A. Harris, age 44, is a Director of Demeter. Mr.  Harris

is    currently   Executive   Vice   President,   Planning    and

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

Anthony  J.  DeLuca,  age  38, became a Director  of  Demeter  on

September 14, 2000.  Mr. DeLuca is also a Director of DWFCM.  Mr.

DeLuca was appointed the Controller of Asset Management for  MSDW in  June  1999.  Prior to that, Mr. DeLuca was a partner  at  the accounting  firm of Ernst & Young LLP, where he  had  MSDW  as  a

major  client.   Mr. DeLuca had worked continuously  at  Ernst  &

Young  LLP  ever  since  1984,  after  he  graduated  from   Pace

University with a B.B.A. degree in Accounting.



Raymond  E. Koch, age 45, is Chief Financial Officer of  Demeter.

Effective July 10, 2000, Mr. Koch replaced Mr. Raibley  as  Chief

Financial Officer of Demeter.  Mr. Koch began his career at  MSDW in  1988,  has  overseen the Managed Futures Accounting  function since  1992,  and is currently First Vice President, Director  of

Managed  Futures  and Realty Accounting.  From November  1979  to

June  1988,  Mr. Koch held various positions at Thomson  McKinnon

Securities, Inc. culminating as Manager, Special Projects in  the

Capital  Markets Division.  From August 1977 to November 1979  he

was  an  auditor, specializing in financial services at  Deloitte

Haskins  and  Sells.  Mr. Koch received his B.B.A. in  accounting from  Iona  College  in  1977, an M.B.A.  in  finance  from  Pace

University in 1984 and is a Certified Public Accountant.



Lewis  A.  Raibley, III, age 38, served as Vice President,  Chief

Financial Officer, and a Director of Demeter and DWFCM until  his resignation from MSDW on July 1, 2000.

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



Item 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

(a)   Security  Ownership of Certain Beneficial Owners  -  As  of

December  31, 2000, there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)   Security  Ownership of Management - At December  31,  2000,

Demeter  owned 215.962 Units of General Partnership  Interest  in the  Partnership,  representing a 1.86 percent  interest  in  the

Partnership.



(c)  Changes in Control - None



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 2000, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, DWR,

received commodity brokerage commissions (paid and accrued by the

Partnership) of $807,298 for the year ended December 31, 2000.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1. Listing of Financial Statements

The  following  financial statements and  report  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the  year ended  December  31,  2000  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2000, 1999 and 1998.

-    Statements  of Financial Condition as of December  31,  2000
     and
     1999.

-    Statements of Operations, Changes in Partners' Capital,  and
     Cash Flows for the years ended December 31, 2000, 1999 and 1998.

-         Notes to Financial Statements.

With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8, and 13, the Annual Report to  Limited Partners for the year ended December 31, 2000 is  not deemed to be filed with this report.

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

                                                DEAN   WITTER   GLOBAL
                         PERSPECTIVE PORTFOLIO L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 30, 2001           BY: /s/ Robert E. Murray           .
                                 Robert E. Murray, Director,
                                 Chairman of the Board and
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/   Robert E. Murray                        March 30, 2001
          Robert E. Murray, Director,
          Chairman of the Board and
          President

    /s/    Mitchell M. Merin                           March 30, 2001
           Mitchell M. Merin, Director

    /s/   Joseph G. Siniscalchi                   March 30, 2001
          Joseph G. Siniscalchi, Director

    /s/   Edward C. Oelsner III                   March 30, 2001
          Edward C. Oelsner III, Director

    /s/    Mitchell M. Merin                           March 30, 2001
           Mitchell M. Merin, Director

    /s/    Richard A. Beech                            March 30, 2001
           Richard A. Beech, Director

    /s/    Raymond A. Harris                           March 30, 2001
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                           March 30, 2001
           Anthony J. DeLuca, Director

    /s/   Raymond E. Koch                              March 30, 2001
          Raymond E. Koch, Chief
          Financial Officer and Principal
          Accounting Officer

                         EXHIBIT INDEX

     ITEM

3.01 Limited Partnership Agreement of the Partnership, dated as of November 7, 1991 is incorporated by reference to Exhibit
     3.01  and  Exhibit  3.02  of the Partnership's  Registration
     Statement on Form S-1.

10.01Management  Agreements  among the Partnership,  Demeter  and
     A.O. Management, Inc., Chang Crowell and Millburn each dated as of December 31, 1991 is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1.

10.02Management   Agreement   among  the   Partnership,   Demeter
     Management Corporation and ELM Financial Incorporated dated as of May 1, 1994 is incorporated by reference to Exhibit
     10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.03Management   Agreement   among  the   Partnership,   Demeter
     Management Corporation and EMC Capital Management, Inc., dated as of June 1, 1994 is incorporated by reference to
     Exhibit 10.04 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.04Amended  and  Restated  Customer  Agreement,  dated  as   of
     December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Form 10-K (File No. 0-19901) for the fiscal year ended December 31, 1998.

10.05Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Form 10-K (File NO. 0-19901) for the fiscal year ended December 31, 1998.

10.06International  Foreign Exchange Master Agreement,  dated  as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Form 10-K (File No. 0-19901) for the fiscal year ended December 31, 1998.

10.07 Customer Agreement, dated as of May 1, 2000 between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
     10.07 of the Partnership's Form 10-Q (File No. 0-19901) for the quarter ended June 30, 2000.

13.01Annual  Report  to  Limited  Partners  for  the  year  ended
     December 31, 2000 is filed herewith.

21.01Supplement (dated April 27, 1992) to the Prospectus is incorporated by reference to the Partnership's Registration
     Statement on Form S-1, Post Effective Amendment Number 1.

Global
Perspective
Portfolio

December 31, 2000
Annual Report

MORGAN STANLEY DEAN WITTER

Dean Witter Global Perspective Portfolio L.P.

Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the incep-tion-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

   Year                       Return
   ----                       ------
   1992 (10 months)             4.6%
   1993                        -4.7%
   1994                       -31.6%
   1995                        16.8%
   1996                         9.3%
   1997                        11.1%
   1998                        11.2%
   1999                        -9.8%
   2000                         3.6%

   Inception-to-Date Return:    0.5%
   Annualized Return:           0.1%

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Dean Witter Global Perspective Portfolio L.P.
Annual Report
2000

Dear Limited Partner:

This marks the ninth annual report for the Dean Witter Global Perspective Portfolio L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $970.18 and finished 2000 at a Net Asset Value of $1,005.36, a net gain of 3.6%.

Overall, the Fund recorded an increase in Net Asset Value per Unit during 2000. The most significant gains were recorded in the energy markets, as long futures positions in both crude oil and its refined products proved profitable during the first quarter on growing speculation that OPEC would extend produc-tion cuts. Additional gains resulted from long positions in natural gas futures, as prices skyrocketed to all-time highs during the fourth quarter on cold winter weather across much of the U.S. and continued concerns regarding supply. Gains were also experienced from long futures positions in sugar futures, as prices trended to 22-month highs during June due to strong demand and declining production from Brazil. Smaller gains were experienced in the fourth quarter from long positions in the euro, as the value of the European common currency strengthened relative to the U.S. dollar on concerns about slowing U.S. growth and persistent declines in U.S. stocks. A portion of the Fund's gains was offset by losses experienced in global stock index futures markets, as the Fund experienced difficulty trading Asian and Australian stock indices throughout the first half of the year. Losses were also recorded in the metals markets as erratic price activity resulted in the predominance of trendless markets.

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

    Sincerely,

    /s/ Robert E. Murray
    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Dean Witter Global Perspective Portfolio L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Global Perspective Portfolio L.P. (the "Partnership") as of December 31, 2000 and 1999 and the related statements of operations, changes in part-ners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally ac-cepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Dean Witter Global Perspective Portfolio L.P. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/S/ Deloitte & Touche LLP

New York, New York
February 16, 2001

Dean Witter Global Perspective Portfolio L.P.
Statements of Financial Condition

                                                    December 31,
                                                ----------------------
                                                   2000        1999
                                                ----------  ----------
                                                    $           $
                    ASSETS
Equity in futures interests trading accounts:
 Cash                                            9,831,603  14,098,056

 Net unrealized gain on open contracts (MS&Co.)  2,003,653      --
 Net unrealized loss on open contracts (MSIL)      (83,706)     --
 Net unrealized gain on open contracts (Carr)       --         987,025
                                                ----------  ----------
 Total net unrealized gain on open contracts     1,919,947     987,025
                                                ----------  ----------
 Total Trading Equity                           11,751,550  15,085,081
Interest receivable (DWR)                           44,060      53,212
Due from DWR                                        23,246      65,610
                                                ----------  ----------
 Total Assets                                   11,818,856  15,203,903
                                                ==========  ==========
                  LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                123,597     310,659
Accrued management fees                             29,535      37,986
Accrued administrative expenses                      4,670       9,491
                                                ----------  ----------
 Total Liabilities                                 157,802     358,136
                                                ----------  ----------
PARTNERS' CAPITAL
Limited Partners (11,382.944
  and 15,086.096 Units, respectively)           11,443,935  14,636,245
General Partner (215.962 Units)                    217,119     209,522
                                                ----------  ----------
 Total Partners' Capital                        11,661,054  14,845,767
                                                ----------  ----------
 Total Liabilities and
   Partners' Capital                            11,818,856  15,203,903
                                                ==========  ==========
NET ASSET VALUE PER UNIT                          1,005.36      970.18
                                                ==========  ==========


   The accompanying notes are an integral part of these financial statements.

Dean Witter Global Perspective Portfolio L.P.
Statements of Operations

                                    For the Years Ended
                                        December 31,
                               --------------------------------
                                 2000        1999       1998
                               ---------  ----------  ---------
                                   $          $           $
REVENUES
Trading profit (loss):
 Realized                        (65,193)    447,017  2,823,992
 Net change in unrealized        932,922    (823,956)   606,283
                               ---------  ----------  ---------
  Total Trading Results          867,729    (376,939) 3,430,275
Interest income (DWR)            569,251     645,536    738,752
                               ---------  ----------  ---------
  Total Revenues               1,436,980     268,597  4,169,027
                               ---------  ----------  ---------
EXPENSES
Brokerage commissions (DWR)      807,298   1,203,533  1,308,493
Management fees                  361,865     527,136    589,789
Transaction fees and costs        91,326     155,326    198,739
Administrative expenses           27,710      43,819     49,027
Incentive fee                        --       13,757     --
                               ---------  ----------  ---------
  Total Expenses               1,288,199   1,943,571  2,146,048
                               ---------  ----------  ---------
NET INCOME (LOSS)                148,781  (1,674,974) 2,022,979
                               =========  ==========  =========
Net Income (Loss) Allocation:
Limited Partners                 141,184  (1,652,120) 1,934,545
General Partner                    7,597     (22,854)    88,434
Net Income (Loss) per Unit:
Limited Partners                   35.18     (105.82)    108.77
General Partner                    35.18     (105.82)    108.77

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998

                                  Units of
                                 Partnership   Limited    General
                                  Interest     Partners   Partner     Total
                                 -----------  ----------  --------  ----------
                                                  $          $          $
Partners' Capital,
December 31, 1997                21,679.155   20,276,293   692,502  20,968,795
Net income                           --        1,934,545    88,434   2,022,979
Redemptions                      (4,033.062)  (3,455,971) (548,560) (4,004,531)
                                 ----------   ----------  --------  ----------
Partners' Capital,
December 31, 1998                17,646.093   18,754,867   232,376  18,987,243
Net loss                             --       (1,652,120)  (22,854) (1,674,974)
Redemptions                      (2,344.035)  (2,466,502)    --     (2,466,502)
                                 ----------   ----------  --------  ----------
Partners' Capital, December 31,
1999                             15,302.058   14,636,245   209,522  14,845,767
Net income                              --       141,184     7,597     148,781
Redemptions                      (3,703.152)  (3,333,494)    --     (3,333,494)
                                 ----------   ----------  --------  ----------
Partners' Capital,
December 31, 2000                11,598.906   11,443,935   217,119  11,661,054
                                 ==========   ==========  ========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Global Perspective Portfolio L.P.
Statements of Cash Flows

                                                  For the Years Ended
                                                     December  31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
                                                $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                              148,781  (1,674,974)  2,022,979
Noncash item included in net income
  (loss):
 Net change in unrealized                     (932,922)    823,956    (606,283)
Decrease in operating assets:
 Interest receivable (DWR)                       9,152       1,242      19,170
 Due from DWR                                   42,364      45,748      93,369
 Net option premiums                               --          --       53,391
Increase (decrease) in operating
  liabilities:
 Accrued management fees                        (8,451)     (9,948)     (5,120)
 Accrued administrative expenses                (4,821)     (2,505)     11,996
                                            ----------  ----------  ----------
Net cash provided by (used
  for) operating activities                   (745,897)   (816,481)  1,589,502
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions payable    (187,062)    172,201     (61,327)
Redemptions of Units                        (3,333,494) (2,466,502) (4,004,531)
                                            ----------  ----------  ----------
Net cash used for financing activities      (3,520,556) (2,294,301) (4,065,858)
                                            ----------  ----------  ----------
Net decrease in cash                        (4,266,453) (3,110,782) (2,476,356)
Balance at beginning of period              14,098,056  17,208,838  19,685,194
                                            ----------  ----------  ----------
Balance at end of period                     9,831,603  14,098,056  17,208,838
                                            ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Global Perspective Portfolio L.P.
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Global Perspective Portfolio L.P. (the "Partner-ship") is a limited partnership organized to engage primarily in the specula-tive trading of futures and forward contracts, options on futures contracts, physical commodities and other commodity interests (collectively, "futures in-terests").

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR"). Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"), provide clearing and execution services. Prior to May 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to the Partner-ship. Demeter, DWR, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Effective February 19, 1998, Morgan Stanley, Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley Dean Witter & Co.

The trading advisors for the Partnership are EMC Capital Management, Inc. ("EMC") and Millburn Ridgefield Corporation ("Millburn") (the "Trading Advis-ors").

Prior to July 31, 2000, ELM Financial, Inc. ("ELM") was also a trading advisor in the Partnership. Effective August 1, 2000, ELM was removed as a trading ad-visor to the Partnership and assets previously managed by ELM were equally reallocated to EMC and Millburn. Future redemptions will be allocated among EMC and Millburn in proportion to the percentage of monthly average equity managed by each trading advisor.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with ac-counting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management be-lieves that the estimates utilized in the preparation of the financial state-ments are prudent and reasonable. Actual results could differ from those esti-mates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses are reflected in the change in unrealized prof-it (loss) on open contracts from one period to the next in the statements of operations. Monthly, DWR pays the Partnership interest income based upon 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S.

Dean Witter Global Perspective Portfolio L.P.
Notes to Financial Statements--(Continued)

Treasury bills. For purposes of such interest payments, Net Assets do not in-clude monies due the Partnership on futures interests, but not actually re-ceived.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition consists of (A) cash on deposit with DWR, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open con-tracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnership, in the normal course of business, enters into various con-tracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to bro-kerage agreements with MS&Co. and MSIL, to the extent that such trading re-sults in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--The Partnership accrues brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates. Transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of Net Assets.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partner-ship's average month-end Net Assets. These include filing fees, clerical, ad-ministrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addi-tion, the Partnership incurs a monthly management fee and may incur an incen-tive fee. Demeter bears all other operating expenses.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon five busi-ness days advance notice by redemption form to Demeter.

Dean Witter Global Perspective Portfolio L.P.
Notes to Financial Statements--(Continued)

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

2. Related Party Transactions

The Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR, MS&Co., and MSIL in futures inter-ests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

3. Trading Advisors

Compensation to EMC and Millburn consists of a management fee and an incentive fee as follows:

Management Fee--The Partnership pays a monthly management fee equal to 1/4 of 1% per month (a 3% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

Incentive Fee--The Partnership pays a quarterly incentive fee to each Trading Advisor equal to 17.5% of trading profits experienced by the Net Assets allo-cated to such Trading Advisor as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures, forward and op-tions trading exceed losses, after brokerage commissions, management fees, transaction fees and costs and administrative expenses are deducted. If a Trading Advisor has experienced trading losses with respect to its allocated Net Assets at the time of any supplemental closing, the Trading Advisor must earn back such losses plus a pro rata amount related to the funds allocated to the Trading Advisor at such supplemental closing to be eligible for an incen-tive fee. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period will be reduced. In those in-stances in which a limited partner redeems Units, the incentive fee (earned through a redemption date) is paid to such Trading Advisor on those Units re-deemed in the month of such redemptions.

4. Financial Instruments

The Partnership trades futures and forward contracts, options on futures con-tracts, physical commodities and other commod-

Dean Witter Global Perspective Portfolio L.P.
Notes to Financial Statements--(Continued)

ity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including inter-est rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriv-ative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Partnership adopted the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105, which required the dis-closure of average aggregate fair values and contract/notional values, respec-tively, of derivative financial instruments for an entity that carries its as-sets at fair value. SFAS No. 133 was further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denomina-tions, normal purchases and sales and net hedging. The application of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the Partnership's financial statements.

SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

(1)  One or more underlying notional amounts or payment provisions;
(2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3)  Terms require or permit net settlement.

Generally derivatives include futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $1,919,947 and $987,025 at December 31, 2000 and 1999, respectively.

Of the $1,919,947 net unrealized gain on open contracts at December 31, 2000, $1,419,017 related to exchange-traded futures contracts and $500,930 related to off-exchange-traded forward currency contracts.

Of the $987,025 net unrealized gain on open contracts at December 31, 1999, $957,815 related to exchange-traded futures contracts and $29,210 related to off-exchange-traded forward currency contracts.

Dean Witter Global Perspective Portfolio L.P.
Notes to Financial Statements--(Continued)

Exchange-traded futures contracts held by the Partnership at December 31, 2000 and 1999 mature through September 2001 and June 2000, respectively. Off-ex-change-traded forward currency contracts held by the Partnership at December 31, 2000 and 1999 mature through March 2001 and March 2000, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because DWR, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options con-tracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS&Co. and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled op-tions contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled option contracts including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $11,250,620 and $15,055,871 at December 31, 2000 and 1999, respectively. With respect to the Partnership's off-exchange-traded forward currency and option contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward and option contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

5. Legal Matters

Similar class actions were filed in 1996 in California and New York State courts. Each of the actions were dismissed in 1999. However, the New York State class action discussed below is still pending because plaintiffs ap-pealed the trial court's dismissal of their case on March 3, 2000.

On September 18 and 20, 1996, purported class actions were filed in the Su-preme Court of the State of New York, New York County, on behalf of all pur-chasers of interests in limited partnership commodity pools sold by DWR. Named defendants

Dean Witter Global Perspective Portfolio L.P.
Notes to Financial Statements--(Concluded)

include DWR, Demeter, MSDW, certain limited partnership commodity pools of which Demeter is the general partner and certain trading advisors to those pools. A consolidated and amended complaint in the action pending in the Su-preme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints sought unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice. However, on March 3, 2000, plaintiffs appealed the trial court's dismissal of their case.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 529