Form 10-Q
period 2001-03-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2001-05-15
CIK 880958

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2001 and 2000 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................17-30

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 31

Item 6.	Exhibits and Reports on Form 8-K....................31-32






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	     December 31,
                          2001   	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	10,951,248	9,831,603

	Net unrealized gain on open contracts (MS & Co.)	1,912,192                        	2,003,653
	Net unrealized loss on open contracts (MSIL)                                     (4,948)                        	 (83,706)

	Total net unrealized gain on open contracts	   1,907,244	  1,919,947

	     Total Trading Equity	12,858,492	11,751,550

Due from Morgan Stanley DW	86,106	          23,246
Interest receivable (Morgan Stanley DW)	       36,948	          44,060

	     Total Assets	    12,981,546	    11,818,856


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	117,806	123,597
Accrued incentive fees          49,144                                    -
Accrued management fees	32,300	29,535
Accrued administrative expenses	         12,182	         4,670

	     Total Liabilities	      211,432	      157,802

Partners' Capital

	Limited Partners (11,064.804 and
       11,382.944 Units, respectively) 	12,525,640	11,443,935
	General Partner (215.962 Units)	     244,474	      217,119

	Total Partners' Capital	   12,770,114	  11,661,054

	Total Liabilities and Partners' Capital	   12,981,546	   11,818,856
NET ASSET VALUE PER UNIT	        1,132.03     	        1,005.36

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)






	     For the Quarters Ended March 31,

	   2001   	   2000
	 $	   $
REVENUES
	Trading profit (loss):
		Realized	1,699,044		  189,568
	  	Net change in unrealized	      (12,703	)                   ( 401,806)

			Total Trading Results	1,686,341	                     (212,238)

	Interest Income (Morgan Stanley DW)	     113,881	                      160,458

			Total  	   1,800,222		      (51,780)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	187,276		252,526
	Management fees	90,370		108,298
	Incentive fees  	49,144	                            -
	Transaction fees and costs	 23,951		 28,346
	Administrative expenses	       7,512		       9,002

		Total 	     358,253		    398,172

NET INCOME (LOSS)	   1,441,969	                     (449,952)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,414,614		(443,221)
	General Partner	27,355		(6,731)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                                              126.67			(31.17)
	General Partner                                                                               126.67	 	(31.17)

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total



Partners' Capital,
	December 31, 1999	15,302.058  	$14,636,245 		$209,522 		$14,845,767

Net Loss                                                                 -		             (443,221)		(6,731)		(449,952)

Redemptions  	   (1,179.184)		   (1,134,262)	                   -       		   (1,134,262)

Partners' Capital,
	March 31, 2000   	  14,122.874	   	$13,058,762		$202,791		$13,261,553




Partners' Capital,
	December 31, 2000	11,598.906		$11,443,935		$217,119		$11,661,054

Net Income                                                                 -			1,414,614		27,355		1,441,969

Redemptions                  (318.140)	        (332,909) 	  _____-___ 	               (332,909)

Partners' Capital,
	March 31, 2001    	  11,280.766	   	$12,525,640		$244,474		$12,770,114














The accompanying notes are an integral part of these financial statements.


DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2001     	      2000
	    $	      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                   	1,441,969		          (449,952)
Noncash item included in net income (loss):
		Net change in unrealized	12,703	                    401,806

(Increase) decrease in operating assets:
		Due from Morgan Stanley DW                                                (62,860	)                     	(272)
	  	Interest receivable (Morgan Stanley DW) 	7,112		       (1,801)

Increase (decrease) in operating liabilities:
		Accrued incentive fees                                                             49,144	                           -
		Accrued management fees                                                        2,765  	     (3,849	)
    	 	Accrued administrative expenses	         7,512	 	       5,604

Net cash provided by (used for) operating activities                         1,458,345	                     (48,464	)

CASH FLOWS FROM FINANCING ACTIVITIES

	Increase (decrease) in redemptions payable                                     (5,791)	                     48,362
	Redemptions of Units                                                                      (332,909)              (1,134,262)

Net cash used for financing activities                                                 (338,700)	               (1,085,900)

Net increase (decrease) in cash	   1,119,645		 (1,134,364)

Balance at beginning of period	   9,831,603		 14,098,056

Balance at end of period	  10,951,248		  12,963,692






	The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Global Perspective Portfolio L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Dean Witter Global Perspective Portfolio L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures, forwards and options contracts on physical commodities and other commodity interests.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to May 2000, Carr Futures Inc. provided clearing and execution services. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned
subsidiaries of Morgan Stanley Dean Witter & Co.   The trading

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

advisors for the Partnership are EMC Capital Management, Inc. and Millburn Ridgefield Corporation (collectively, the "Trading
Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures, forward and options contracts on physical commodities and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $1,907,244 and $1,919,947 at March 31, 2001 and December 31, 2000, respectively.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Of the $1,907,244 net unrealized gain on open contracts at March
31, 2001, $1,443,253 related to exchange-traded futures contracts and $463,991 related to off-exchange-traded forward currency contracts.

Of the $1,919,947 net unrealized gain on open contracts at December 31, 2000, $1,419,017 related to exchange-traded futures contracts and $500,930 related to off-exchange-traded forward currency contracts.

Exchange-traded futures and futures-styles options contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through December 2001 and September 2001, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparties with respect to most of the Partnership's assets.

Exchange-traded futures and future-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $12,394,501 and $11,250,620 at March 31, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

The Partnership has never had illiquidity affect a material portion of its assets.

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Units") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues including interest income of $1,800,222 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.7% were recorded throughout the quarter in the currency markets primarily from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional gains of approximately 5.2% were recorded from short positions in global stock index futures during February and March as U.S., Hong Kong and German equity prices declined on weakness in high technology issues and fears of a cooling global economic environment. Profits of approximately 3.0% were recorded in the global interest rate futures markets primarily from long positions in Japanese interest rate futures as Japanese government bond prices increased during January and February amid weak Japanese stock prices and disappointing economic data in that country. Additional gains were recorded primarily during January from long positions in U.S. eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve early in the month and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. A portion of overall Partnership gains for the quarter was offset by losses of approximately 3.2% recorded during January and March in the energy markets primarily from long positions in natural gas futures as prices declined amid forecasts for warmer weather in key consumption areas and fluctuating inventory data. Total expenses for the three months ended March 31, 2001 were $358,253, resulting in net income of $1,441,969. The net asset value of a Unit increased from $1,005.36 at December 31, 2000 to $1,132.03 at March 31, 2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000, the Partnership recorded total trading losses net of interest income of $51,780 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.3% were recorded in the global stock index futures markets primarily from long Hang Seng Index futures positions as Hong Kong's benchmark index plunged during January to its biggest point fall since the Asian financial crisis erupted in 1997. The index slumped on the poor performance of U.S. stocks as fears of rising interest rates prompted investors to take profits. Additional losses of approximately 1.5% were experienced in the global interest rate futures markets from long Japanese government bond futures positions as prices slid lower during February in reaction to the Japanese yen's weakness and a higher Nikkei 225 Index. In the currency markets, losses of approximately 1.0% were incurred from short Japanese yen positions as the value of the yen reversed higher versus the U.S. dollar and major European currencies during March on reports of yen repatriation by institutions ahead of the Japanese fiscal year-end on March 31.
In the agricultural markets, losses of approximately 1.0% were recorded from long wheat futures positions as prices declined during February as a result of insufficient demand and heavy rain in the U.S. production area. Newly established short positions resulted in additional losses during March as wheat prices surged as warm and dry forecasts for the central U.S. supported the entire grains complex. Smaller losses of approximately 0.1% were experienced in the metals markets due to choppy price movement in gold futures and a reversal lower in base metals prices, particularly in copper futures, during February. A portion of overall Partnership losses was offset by gains recorded in the energy markets of approximately 1.9% from long crude oil futures positions as oil prices increased during January on growing speculation that OPEC would extend production cuts beyond the current deadline of March 2000 and frigid weather in the Northeastern U.S. Additional gains of approximately 0.1% were produced in the soft commodities markets from short sugar futures positions as prices dropped during January amid sustained fears of a global supply surplus. Total expenses for the three months ended March 31, 2000 were $398,172, resulting in net loss of $449,952. The value of a Unit decreased from $970.18 on December 31, 1999 to $939.01 at March 31, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000.

At March 31, 2001 and 2000, the Partnership's total capitalization was approximately $13 million.

Primary Market		   March 31, 2001	    March 31, 2000
Risk Category	  	    Value at Risk	  	Value at Risk

	Currency				  (2.22)% 			(1.58)%

	Interest Rate			  (1.29)				(1.62)

Equity				  (1.17)				(0.69)

Commodity				  (0.99)				(0.70)

Aggregate Value at Risk	  (2.93)%				(2.49)%


Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.
Primary Market Risk Category        High      Low     Average
Currency	(2.22)%	(1.10)%	(1.45)%

Interest Rate	(2.36)	(1.13)	(1.62)

Equity	(1.17)	(0.58)	(0.88)

Commodity	(1.29)	(0.81)	(1.05)

Aggregate Value at Risk	(2.93)%	(2.25)%	(2.65)%



Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 80% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2001 was to the currency complex. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationship between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the first quarter of 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The second largest market exposure at March 31, 2001 was to the global interest rate complex. Exposure was primarily spread across the European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium- to long-term rates to remain steady.

Equity. The primary equity exposure at March 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2001, the Partnership's primary exposures were to the Hang Seng (China), DAX (Germany) and FTSE (Britain) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At March 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At March 31, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was in the sugar, coffee, and corn markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's primary metals market exposure at March 31, 2001 was to fluctuations in the price of gold and silver. Although certain Trading Advisors will, from time to time, trade base metals such as aluminum, copper, nickel, and zinc, the principal market exposures of the Partnership have consistently been in precious metals, such as gold and silver. Market exposure to precious metals was evident, as gold prices continued to be volatile during the quarter. Silver prices remained volatile over this period as well. The Trading Advisors have, from time to time, taken positions when market opportunities developed.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances were in euros, Japanese yen and Hong Kong dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(A)   Exhibits
 3.01	Limited Partnership Agreement of the Partnership, dated as
of November 7, 1991 is incorporated by reference to Exhibit
3.01 and Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1.

10.01	Management Agreements among the Partnership, Demeter and
A.O. Management, Inc., Chang Crowell and Millburn each dated as of December 31, 1991 is incorporated by reference to
Exhibit 10.02 of the Partnership's Registration Statement on
Form S-1.

10.02	Management Agreement among the Partnership, Demeter
Management Corporation and ELM Financial Incorporated dated as of May 1, 1994 is incorporated by reference to Exhibit
10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.03	Management Agreement among the Partnership, Demeter
Management Corporation and EMC Capital Management, Inc., dated as of June 1, 1994 is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.04	Amended and Restated Customer Agreement, dated as of
December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Form 10-K (File No. 0-19901) for the fiscal year ended December 31, 1998.

10.05	Customer Agreement, dated as of December 1, 1997, among the
Partnership, Carr Futures, Inc., and Dean Witter Reynolds
Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Form 10-K (File No. 0-19901) for the fiscal year ended December 31, 1998.

10.06	International Foreign Exchange Master Agreement, dated as of
August 1, 1997, between the Partnership and Carr Futures,
Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Form 10-K (File No. 0-19901) for the fiscal year ended December 31, 1998.

10.07	Customer Agreement, dated as of May 1, 2000 between Morgan
Stanley & Co. Incorporated, the Partnership and Dean Witter
Reynolds Inc. is incorporated by reference to Exhibit 10.07 of the Partnership's Form 10-Q (File No. 0-19901) for the quarter ended June 30, 2000.

(B)	 Reports on form 8-K. - None.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        Dean Witter Global Perspective
                           Portfolio L.P. (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

May 15, 2001            By:/s/Raymond E. Koch    	        _
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.