Form 10-Q
period 2001-06-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2001-08-13
CIK 880958

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

	June 30, 2001



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2001
 		(Unaudited) and December 31, 2000........................2

		Statements of Operations for the Quarters Ended
		June 30, 2001 and 2000 (Unaudited).......................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited).......................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2001 and 2000 (Unaudited)......5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited).......................6

		Notes to Financial Statements (Unaudited).............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.....12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ......................................21-34


Part II. OTHER INFORMATION

Item 1. Legal Proceedings....................................35

Item 6.	Exhibits and Reports on Form 8-K..................35-36






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	    December 31,
                2001                               2000
	 $	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	10,882,349	9,831,603

	Net unrealized gain on open contracts (MS & Co.)	536,804    	2,003,653
	Net unrealized gain (loss) on open contracts (MSIL)	      52,438                         	    (83,706)

	Total net unrealized gain on open contracts	    589,242	    1,919,947

	     Total Trading Equity	11,471,591	11,751,550

Due from Morgan Stanley DW	108,133	23,246
Interest receivable (Morgan Stanley DW)	         25,855	          44,060

	     Total Assets	  11,605,579	    11,818,856


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Redemptions payable	75,509	123,597
    Accrued management fees	28,983	29,535
    Accrued administrative expenses	       12,213	         4,670

	     Total Liabilities	      116,705	      157,802

Partners' Capital

	Limited Partners (10,872.720 and
          11,382.944 Units, respectively) 	 11,265,118	11,443,935
	General Partner (215.962 Units)	      223,756	      217,119

	     Total Partners' Capital	   11,488,874	  11,661,054

Total Liabilities and Partners' Capital	   11,605,579	   11,818,856


NET ASSET VALUE PER UNIT	                                                           1,036.09                           1,005.36

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended June 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	 473,429	                  (327,418)
		Net change in unrealized	                                                    (1,318,002)	                 (447,830)

			Total Trading Results 	                                                        (844,573)	                  (775,248)

	Interest income (Morgan Stanley DW)                             	       85,666 	                   146,555

	Total 	                  (758,907)	                  (628,693)


EXPENSES
	Brokerage commissions (Morgan Stanley DW)                             198,143	                   213,416
	Management fees                                                      	88,392	                     92,415
	Transaction fees and costs                                                               	27,356                       26,645
	Administrative expenses            	       7,348	       5,270

			Total                                                                                     321,239	                     337,746


NET LOSS                                   (1,080,146)	                 (966,439)


NET LOSS ALLOCATION

	Limited Partners	                                                                 (1,059,428)	         (951,231)
	General Partner	                                                                       (20,718)	                 (15,208)


NET LOSS PER UNIT

	Limited Partners	   (95.94)	         (70.42)
	General Partner	   (95.94)	         (70.42)





	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $
REVENUES
	Trading profit (loss):
		Realized 	2,172,473		(137,850)
 	 	Net change in unrealized                                                  (1,330,705)		(849,636)

			Total Trading Results 	841,768		(987,486)

	Interest income (Morgan Stanley DW) 	     199,547		                    307,013


			Total  	   1,041,315		   (680,473)


EXPENSES

	Brokerage commissions (Morgan Stanley DW) 	385,419		465,942
	Management fees 	178,762		200,713
	Transaction fees and costs	51,307  	54,991
	Incentive fee expense	49,144	                             -
	Administrative expenses	        14,860		       14,272

			Total  	      679,492		      735,918

NET INCOME (LOSS)	      361,823	                  (1,416,391)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	355,186		(1,394,452)
	General Partner	6,637		(21,939)


NET INCOME (LOSS) PER UNIT

	Limited Partners	30.73		(101.59)
	General Partner	30.73		(101.59)


	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 1999	15,302.058	14,636,245	209,522	14,845,767

Net Loss                                                                  -		(1,394,452)	(21,939)	(1,416,391)

Redemptions	  (2,285.110)	           (2,122,991)                   -      	  (2,122,991)

Partners' Capital,
	June 30, 2000	  13,016.948	  11,118,802	   187,583	  11,306,385




Partners' Capital,
	December 31, 2000	11,598.906	11,443,935	217,119	11,661,054

Net Income                                                                  -		355,186	6,637	361,823

Redemptions               (510.224)         	    (534,003)                    -	            (534,003)

Partners' Capital,
	June 30, 2001                11,088.682        11,265,118           223,756       11,488,874












The accompanying notes are an integral part of these financial statements.


	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	      2001     	     2000
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)   	361,823	(1,416,391)
Noncash item included in net income (loss):
		Net change in unrealized	1,330,705	849,636

(Increase) decrease in operating assets:
		Due from Morgan Stanley DW	(84,887)	842
		Interest receivable (Morgan Stanley DW)	18,205	7,266

Increase (decrease) in operating liabilities:
		Accrued management fees	(552)	                      (8,963)
		Accrued administrative expenses                                   	            7,543   	                 10,874

Net cash provided by (used for) operating activities                   	      1,632,837                  (556,736)

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	                                                        (48,088)	(34,239)
Redemptions of Units	                                                                         (534,003)	 (2,122,991)

Net cash used for financing activities	                                                 (582,091)	  (2,157,230)

Net increase (decrease) in cash	1,050,746	(2,713,966)

Balance at beginning of period	                                                         9,831,603               14,098,056


Balance at end of period	                                                                 10,882,349               11,384,090




	The accompanying notes are an integral part of these financial statements.



DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
 (UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Global Perspective Portfolio L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Dean Witter Global Perspective Portfolio L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter,

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors for the Partnership are EMC Capital Management, Inc. and Millburn Ridgefield Corporation (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors, which may significantly influence the market value of these contracts, including interest rate volatility. The Partnership accounts

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturities were as follows:

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                    Net Unrealized Gains on Open
                             Contracts                   Longest Maturity

   	              Exchange-  Off-Exchange-            Exchange- Off-Exchange-
                     Traded       Traded       Total      Traded     Traded
Date                Contracts   Contracts   Contracts   Contracts   Contracts
                        $           $		$

June 30, 2001   	   618,754	   (29,512)    589,242	 Dec. 2001	 Sept. 2001
December 31, 2000	 1,419,017	   500,930   1,919,947	 Sept. 2001	 March 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and future-styled option contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled option contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
 NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled option contracts, which funds, in the aggregate, totaled $11,501,103 and $11,250,620 at June 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor there is any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forward and option markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $758,907 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.4% were experienced primarily during April in the global interest rate futures markets as a portion of previously recorded profits was given back from long positions in U.S. and European interest rate futures as prices reversed sharply lower, after trending higher earlier this year, as investors deserted fixed income securities in an asset shift to equities. Losses were also recorded from short positions in U.S. interest rate futures as prices moved higher in a flurry of flight-to-quality buying spawned by Middle East instability on June 22nd and in anticipation of the Federal Reserve interest rate cut in late June. Additional losses were recorded during the third week of June from short positions in German interest rate futures as prices increased following a drop in German business confidence data and signs that inflation may have peaked in that region, which reinforced the prospects of European interest rate cuts. In the global stock index futures markets, losses of approximately 2.3% were incurred primarily during the first half of April from short positions in DAX and Hang Seng Index futures as prices reversed higher on renewed hopes that the worst may be over for badly beaten technology and telecom stocks. During May and June, additional losses were recorded from DAX Index futures positions as prices generally moved in an erratic, directionless pattern on conflicting economic information and investor sentiment. In the soft commodities markets, losses of approximately 2.0% were recorded primarily during April from short sugar futures positions as prices increased on technical factors. These losses were partially offset by gains of approximately 1.0% recorded in the energy markets primarily during May from short natural gas futures positions as prices declined on rising U.S. natural gas inventories. In the agricultural markets, profits of approximately 0.4% were recorded from short corn futures positions as prices decreased on forecasts for wet, cool weather conditions in the U.S. Midwest and on reports of declining demand. Total expenses for the three months ended June 30, 2001 were $321,239, resulting in a net loss of $1,080,146. The net asset value of a Unit decreased from $1,132.03 at March 31, 2001 to $1,036.09 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,041,315 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.6% were recorded in the currency markets throughout a majority of the second quarter from long positions in the Mexican peso as its value strengthened relative to the U.S. dollar. Additional gains were recorded throughout a majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. In the global stock index futures markets, gains of approximately 2.8% were recorded primarily during February and March from short positions in Hong Kong, U.S. and European stock index futures as prices declined on weakness in high technology issues and fears of a cooling global economic environment. These gains were partially offset by losses of approximately 2.6% recorded in the global interest rate futures markets primarily during April as a portion of previously recorded profits was given back from long positions in U.S. and European interest rate futures as prices reversed sharply lower, after trending higher earlier this year, as investors deserted fixed income securities in an asset shift to equities. Losses were also recorded from short positions in U.S. interest rate futures as prices moved higher in a flurry of flight-to-quality buying spawned by Middle East instability on June 22nd and in anticipation of the Federal Reserve interest rate cut in late June. Additional losses were recorded during the third week of June from short positions in German interest rate futures as prices increased following a drop in German business confidence data and signs that inflation may have peaked in that region, which reinforced the prospects of European interest rate cuts.
In the energy markets, losses of approximately 2.2% were recorded throughout the first six months of the year from crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the soft commodities markets, losses of approximately 1.2% were recorded primarily during April from short sugar futures positions as prices increased on technical factors. Total expenses for the six months ended June 30, 2001 were $679,492, resulting in net income of $361,823. The net asset value of a Unit increased from $1,005.36 at December 31, 2000 to $1,036.09 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $628,693 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.4% were recorded in the global interest rate futures markets primarily from long U.S. interest rate futures positions during April as prices declined amid fears of higher interest rates and inflation. Newly established short U.S. interest rate futures positions incurred additional losses during May as prices moved higher later in the month as investors shed stock holdings for the safe haven of bonds. Losses were also recorded from long German interest rate futures positions during June as European bond prices declined following the European Central Bank's interest rate increase, anxiety about oil prices prior to OPEC's meeting, weakness in the euro and strong German inflation numbers. Additional losses of approximately 4.6% were experienced in the currency markets as a reversal lower in the value of the U.S. dollar relative to other major currencies resulted in losses for short Japanese yen positions during June. In the metals markets, losses of approximately 2.1% were incurred from long nickel futures positions as most base metals prices moved lower in late May amid a technical sell-off. Short silver futures positions also incurred losses as prices surged during late May, helped by a jump in gold prices and a slip in the U.S. dollar. In the global stock index futures markets, losses of approximately 2.0% were recorded from trading Hang Seng Index futures during April and June. Long DAX Index futures positions were also unprofitable as European stock index futures prices decreased after the European Central Bank's aggressive interest rate hike. Smaller losses of approximately 0.6% were recorded in the agricultural markets during May and June from short wheat futures positions as prices move higher on weather concerns. A portion of overall Partnership losses was offset by gains recorded in the energy markets of approximately 5.7% primarily from long natural gas futures positions as prices moved to four-year highs during May amid supply woes that were heightened by low storage injection data reported by the American Gas Association. Additional gains of approximately 1.0% were experienced in the soft commodities markets from long sugar futures positions as prices trended to 22-month highs during June due to strong demand and declining production from Brazil. Total expenses for the three months ended June 30, 2000 were $337,746, resulting in a net loss of $966,439. The net asset value of a Unit decreased from $939.01 at March 31, 2000 to $868.59 at June 30, 2000.

For the six months ended June 30, 2000 the Partnership recorded total trading losses, net of interest income, of $680,473 and posted a decrease in net asset value per Unit. The most significant losses of approximately 6.4% were recorded in the global interest rate futures markets primarily from long U.S. interest rate futures positions during April as prices declined amid fears of higher interest rates and inflation. Newly established short U.S. interest rate futures positions contributed to these losses during May as prices moved higher later in the month as investors shed stock holdings for the safe haven of bonds. Additional losses of approximately 5.1% were experienced in the currency markets primarily from short Japanese yen positions as the value of the yen strengthened versus the U.S. dollar and major European currencies during March on reports of yen repatriation by institutions ahead of the Japanese fiscal year-end on March 31. During June, short Japanese yen positions incurred losses as the value of the U.S. dollar weakened versus the yen on the perception that interest rates in the U.S. may have topped out. In the global stock index futures markets, losses of approximately 4.1% resulted primarily from trading Hang Seng Index futures throughout the first half of the year. In the metals markets, losses of approximately 2.0% were incurred primarily from short silver futures positions as prices surged during late May on a jump in gold prices and a slip in the U.S. dollar. Smaller losses of approximately 1.5% were recorded in the agricultural markets primarily from long wheat futures positions during

February as prices declined on insufficient demand and heavy rain in the U.S. production area. Newly established short wheat futures positions were also unprofitable as prices moved higher during March and a majority of the second quarter on weather concerns. A portion of overall Partnership losses was offset by gains of approximately 7.0% recorded in the energy markets primarily from long natural gas futures positions as prices moved to four-year highs during May amid supply woes that were heightened by low storage injection data. Long futures positions in crude oil and its refined products also contributed profits as oil prices increased during January on growing speculation that OPEC would extend production cuts beyond the deadline of March 2000. Additional gains of approximately 1.0% were recorded in the soft commodities markets primarily from long sugar futures positions as prices trended to 22-month highs during June due to strong demand and declining production from Brazil. During the first quarter, short sugar futures positions also resulted in gains as prices dropped during January amid sustained fears of global supply surplus. Total expenses for the six months ended June 30, 2000 were $735,918, resulting in a net loss of $1,416,391. The net asset value of a Unit decreased from $970.18 at December 31, 1999 to $868.59 at June 30, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

Var models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either

Demeter or the Trading Advisors in its daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At
June 30, 2001 and 2000, the Partnership's total capitalization was approximately $11 million.

Primary Market		    June 30, 2001	     June 30, 2000
Risk Category	  	    Value at Risk	  	Value at Risk

	Currency			   	  (2.26)%			    (1.11)%

	Interest Rate			  (1.42)	 		    (1.71)

Equity				  (0.96)			    (0.64)

Commodity				  (1.44)			    (1.29)

Aggregate Value at Risk	  (3.12)%			    (2.25)%


Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.

Primary Market Risk Category       High        Low     Average
Currency	(2.26)%	 (1.10)%	 (1.74)%

Interest Rate	(2.36)	 (1.13)	 (1.55)

Equity	(1.17)	 (0.58)	 (0.96)

Commodity	(1.44)	 (0.81)	 (1.09)

Aggregate Value at Risk	(3.12)%	 (2.62)%	 (2.86)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual loss on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 85% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency.	 The primary market exposure at June 30, 2001 was in
the currency complex. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations.
The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S.
dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The next largest market exposure in the Partnership at June 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the European,

Japanese and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Equity. The primary equity exposure at June 30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's primary exposures were to the Hang Seng (China), DAX (German) and

S&P 500 (U.S.) stock indices. Historically, the Partnership has been primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices.
                             - 31 -
Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At June 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was to soybeans and its related products, sugar, and orange juice. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's primary metals market exposure at June 30, 2001 was to the price of gold and silver. Although certain Trading Advisors will from time to time trade base metals such as aluminum, zinc, nickel, and copper, the principal market exposures of the Partnership have consistently been in precious metals, such as gold and silver. Market exposure to precious metals was evident, as gold and silver prices continued to be volatile during the quarter. The Trading Advisors from time to time take positions when market opportunities develop.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2001 were in Japanese yen, euros and British pounds. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(A)   Exhibits
 3.01	Limited Partnership Agreement of the Partnership, dated as
of November 7, 1991, is incorporated by reference to Exhibit
3.01 and Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1.

10.01	Management Agreements among the Partnership, Demeter and
A.O. Management, Inc., Chang Crowell and Millburn, each dated as of December 31, 1991, are incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1.

10.02	Management Agreement among the Partnership, Demeter
Management Corporation and ELM Financial Incorporated, dated as of May 1, 1994, is incorporated by reference to Exhibit
10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.03	Management Agreement among the Partnership, Demeter
Management Corporation and EMC Capital Management, Inc., dated as of June 1, 1994, is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.04	Amended and Restated Customer Agreement, dated as of
December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Form 10-K (File No. 0-19901) for the fiscal year ended December 31, 1998.

10.05	Customer Agreement, dated as of December 1, 1997, among the
Partnership, Carr Futures, Inc., and Dean Witter Reynolds
Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Form 10-K (File No. 0-19901) for the fiscal year ended December 31, 1998.

10.06	International Foreign Exchange Master Agreement, dated as of
August 1, 1997, between the Partnership and Carr Futures,
Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Form 10-K (File No. 0-19901) for the fiscal year ended December 31, 1998.

10.07	Customer Agreement, dated as of May 1, 2000, between Morgan
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




                        Dean Witter Global Perspective
                           Portfolio L.P. (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 14, 2001         By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.