Form 10-Q
period 2001-09-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2001-11-14
CIK 880958

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to_________________

Commission File No. 0-19901

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3642323
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			07311-3977
(Address of principal executive offices)	  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Two World Trade Center, 62nd Fl. New York, NY 10048

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30,
		2001 (Unaudited) and December 31, 2000................2

		Statements of Operations for the Quarters Ended
		September 30, 2001 and 2000 (Unaudited)...............3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)...............4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2001 and 2000
		(Unaudited)...........................................5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)...............6

		Notes to Financial Statements (Unaudited)..........7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations..12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk....................................21-33


Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................34

Item 6.	Exhibits and Reports on Form 8-K...............34-35




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
                      2001                                 2000
	                                          $                                          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	11,101,947	9,831,603

	Net unrealized gain on open contracts (MS & Co.)	   441,522 	2,003,653
	Net unrealized gain (loss) on open contracts (MSIL)	                        216,012                             (83,706)

	Total net unrealized gain on open contracts	   657,534	                        1,919,947

	     Total Trading Equity	11,759,481	11,751,550

Due from Morgan Stanley DW	72,411	23,246
Interest receivable (Morgan Stanley DW)	       21,941	          44,060

	     Total Assets	  11,853,833	    11,818,856

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	106,498	123,597
Accrued incentive fee                             45,673                                   -
Accrued management fees	29,503	                29,535
Accrued administrative expenses	       7,124	         4,670

	     Total Liabilities	   188,798	      157,802

Partners' Capital

	Limited Partners (10,541.322 and
          11,382.944 Units, respectively) 	11,430,849	11,443,935
	General Partner (215.962 Units)	     234,186	      217,119

	     Total Partners' Capital	   11,665,035	  11,661,054
Total Liabilities and Partners' Capital	   11,853,833	   11,818,856

NET ASSET VALUE PER UNIT	                                                          1,084.38     	       1,005.36

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	740,172		                   (512,195)
	  	Net change in unrealized	      68,292		                       (1,326)

			Total Trading Results	808,464		                   (513,521)

	Interest income (Morgan Stanley DW)	     73,971		     133,445

			Total	   882,435		                   (380,076)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	195,071	                      185,834
	Management fees	85,706	                        79,508
	Incentive fee	45,673	                            -
  	Transaction fees and costs	                                                             27,207                        19,131
	Administrative expenses	       7,124	                          6,651

		Total 	   360,781	                      291,124

NET INCOME (LOSS)	     521,654		   (671,200)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	511,224		(659,892)
	General Partner	10,430		(11,308)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                                                48.29			(52.36)
	General Partner                                                                                 48.29		(52.36)

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Nine Months Ended September 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	2,912,645		                    (650,045)
 		Net change in unrealized	                                                  (1,262,413)		                    (850,962)

			Total Trading Results	1,650,232	         	         (1,501,007)

	Interest income (Morgan Stanley DW)	      273,518		                     440,458

			Total  	   1,923,750	 	                (1,060,549)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	580,490		651,776
  	Management fees	264,468		280,221
	Incentive fee                                                  94,817                            -
 	Transaction fees and costs	78,514		74,122
  	Administrative expenses	      21,984		        20,923

		Total	  1,040,273		    1,027,042


NET INCOME (LOSS)	     883,477		                 (2,087,591)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	866,410		                 (2,054,344)
	General Partner	17,067		                      (33,247)

NET INCOME (LOSS) PER UNIT

	Limited Partners	79.02		                      (153.95)
	General Partner                     79.02		                      (153.95)


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 1999	15,302.058		14,636,245		209,522		            14,845,767

Net loss                              -        (2,054,344)            (33,247)		            (2,087,591)

Redemptions         (3,235.078)   (2,908,711)	                   -       		            (2,908,711)

Partners' Capital,
	September 30, 2000   	 12,066.980	          9,673,190  	            176,275	                9,849,465




Partners' Capital,
	December 31, 2000  	                                  11,598.906		11,443,935		            217,119    	          11,661,054

Net income                       -			866,410		              17,067	  	                 883,477

Redemptions                   (841.622)		            (879,496)	                  -       	               (879,496)

Partners' Capital,
	September 30, 2001	                                  10,757.284	   	   11,430,849		    234,186	 	            11,665,035










The accompanying notes are an integral part of these financial statements.



DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





                                            For the Nine Months Ended September 30

	      2001     	      2000
	    $	      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	883,477		                (2,087,591)
Noncash item included in net income (loss):
	   Net change in unrealized                                                          1,262,413  	                    850,962

(Increase) decrease in operating assets:
	  Due from Morgan Stanley DW	                                                     (49,165)    	15,010
	  Interest receivable (Morgan Stanley DW)                                     22,119	              	10,069

Increase (decrease) in operating liabilities:
       Accrued incentive fee                  45,673                             -
	  Accrued management fees                                                                (32)	                      (12,534)
	  Accrued administrative expenses                                                   2,454                          2,170

Net cash provided by (used for) operating activities                       2,166,939		                (1,221,914)


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	                                     (17,099)	                      96,139
Redemptions of Units	                     (879,496)	                (2,908,711)

Net cash used for financing activities	                                                (896,595)		               (2,812,572)

Net increase (decrease) in cash                                                      1,270,344		                (4,034,486)

Balance at beginning of period                                                        9,831,603	                14,098,056

Balance at end of period               11,101,947	                10,063,570





	The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Global Perspective Portfolio L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Dean Witter Global Perspective Portfolio L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests.

The general partner of the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of Morgan Stanley Dean Witter & Co.  The trading advisors to the
Partnership are EMC Capital Management, Inc. and Millburn
Ridgefield Corporation (collectively, the "Trading Advisors").

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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   Net Unrealized Gains (Losses)
                       on Open Contracts         Longest Maturities


      	             Exchange- Off-Exchange-             Exchange-  Off-Exchange-
              Traded      Traded       Total      Traded       Traded
Date               Contracts   Contracts   Contracts   Contracts    Contracts
                       $           $		    $

Sept. 30, 2001       956,084   (298,550)	  657,534  March 2002   Dec. 2001
Dec. 31, 2000       1,419,017    500,930 	1,919,947  Sept. 2001   March 2001

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


them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $12,058,031 and $11,250,620 at September 30, 2001 and December 31, 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $882,435 and posted an increase in net asset value per Unit.
The most significant gains of approximately 11.6% were recorded throughout a majority of the quarter in the global stock index futures markets from short positions in DAX, Hang Seng and Nikkei

Index futures as equity prices decreased on corporate profit warnings and amid worries regarding global economic uncertainty. In the metals markets, gains of approximately 2.1% were recorded primarily during July from short positions in aluminum, zinc, nickel and copper futures as base metal prices declined on waning demand prompted by weak U.S. economic data. These gains were partially offset by losses of approximately 5.7% experienced in the energy markets primarily during August from short positions in crude oil and unleaded gas futures as prices rose as a result of declining inventories and growing tensions in the Middle East. Additional losses in these same markets were recorded during September from long futures positions as oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. Smaller losses of approximately 4.6% were recorded in the currency markets primarily during September from cross-rate transactions involving the euro relative to the British pound. During August, additional currency losses were experienced from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to a Japanese repatriation of assets and the weakness in the U.S. resulting from economic pessimism. Long Japanese yen positions experienced additional losses during September as the value of the yen reversed lower and the U.S. dollar strengthened amid optimistic economic data and the Bank of Japan's surprising interventions. Total expenses for the three months ended September 30, 2001 were $360,781, resulting in net income of $521,654. The net asset value of a Unit increased from $1,036.09 at June 30, 2001 to $1,084.38 at September 30,
2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,923,750 and posted an increase in net asset value per Unit. The most significant gains of approximately 14.7% were recorded in the global stock index futures markets primarily during February and March and throughout a majority of the third quarter from short positions in DAX, Hang Seng and Nikkei Index futures as equity prices declined on weakness in high technology issues and fears regarding global economic uncertainty. These gains were partially offset by losses of approximately 7.7% recorded in the energy markets during the first three quarters from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and global demand. In the global interest rate futures markets, losses of approximately 2.2% were experienced primarily during April from long positions in European interest rate futures as prices reversed sharply lower, after trending higher earlier in the year, as investors deserted fixed income securities in an asset shift to equities. Smaller losses of approximately 1.7% were recorded primarily during April in the soft commodities markets from short sugar futures positions as prices increased on technical factors. Total expenses for the nine months ended September 30, 2001 were $1,040,273, resulting in net income of $883,477. The net asset value of a Unit increased from $1,005.36 at December 31, 2000 to $1,084.38 at September 30, 2001.
For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $380,076 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.9% were recorded in the global interest rate futures markets primarily from short German interest rate futures positions as prices were boosted during July by an upward move in U.S. bond prices. Short Japanese government bond futures contributed to losses in this complex as prices surged and long-term interest rates dropped during September as investors sought refuge from falls in U.S. and Japanese stock prices. Additional losses of approximately 1.6% were recorded in the global stock index futures markets primarily during August from long Australian stock index futures positions as prices declined amid disappointing earnings. Losses were also experienced from positions in European stock index futures as prices moved in a trendless pattern throughout a majority of July. In metals, losses of approximately 1.4% resulted primarily from short silver futures positions during August as prices rose late in the month due to the U.S. dollar's weakness versus the Japanese yen. Trading zinc and aluminum futures throughout the quarter also resulted in losses for the metals complex. In currencies, losses of approximately 1.2% were incurred from long Japanese yen positions during July as the yen's value declined versus the U.S. dollar on skepticism regarding Japan's economic soundness. These losses in the currency sector were partially offset by gains recorded from short New Zealand dollar positions during August and September as its value weakened versus the U.S. dollar alongside the euro and worse-than-expected economic figures. Losses of approximately 0.8% were recorded in the soft commodities markets primarily from short cotton futures positions during July as prices jumped higher amid dryness and heat in Texas. Also in this sector, losses were recorded during July from short-term whipsawing in coffee futures prices. Losses in soft commodities were partially offset by gains recorded from long sugar futures positions during July as prices increased on forecasts that the world surplus will shrink with smaller crops in 2000-2001. Smaller losses of approximately 0.6% were recorded in the energy markets primarily from long crude oil futures positions as prices dropped during July due to growing conviction that Saudi Arabia would boost production and during September after President Clinton ordered the release of 30 million barrels of the U.S.'s emergency Strategic Petroleum Reserve. A portion of overall Partnership losses was offset by gains of approximately 0.2% recorded in the agricultural markets primarily from long soybean meal futures positions during August as prices reversed higher due to hot and dry weather in the growing regions of the U.S. Total expenses for the three months ended September 30, 2000 were $291,124, resulting in a net loss of $671,200. The net asset value of a Unit decreased from $868.59 at June 30, 2000 to $816.23 at September 30, 2000.

For the nine months ended September 30, 2000 the Partnership recorded total trading losses, net of interest income, of $1,060,549 and posted a decrease in net asset value per Unit. The most significant losses of approximately 8.6% were recorded in the global interest rate futures markets primarily from short Japanese government bond futures as prices surged during September as investors sought refuge from falls in U.S. and Japanese stock prices. Short German interest rate futures positions also recorded losses as prices were boosted during July by the upward move in U.S. bond prices. Long U.S. interest rate futures positions posted losses during April as prices declined amid fears of higher interest rates and inflation. Newly established short U.S. interest rate futures positions contributed to these losses during May as prices moved higher as investors shed stock holdings for the safe haven of bonds. Additional losses of approximately 6.0% were recorded in currencies primarily from short Japanese yen positions as the yen's value strengthened versus the U.S. dollar and major European currencies during March on reports of yen repatriation by institutions ahead of the Japanese fiscal year end on March 31 and during June on the perception that interest rates in the U.S. may have topped out.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $12 million and $10 million, respectively.

Primary Market		 September 30, 2001   September 30, 2000
Risk Category	  	    Value at Risk	  	Value at Risk

	Interest Rate			  (1.14)%				(1.13)%

Currency				  (1.11)	 			(1.39)

Equity				  (0.97)				(1.12)

Commodity				  (0.77)				(1.12)

Aggregate Value at Risk	  (2.10)%				(2.62)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2000 through September 30, 2001.
Primary Market Risk Category        High      Low     Average
Interest Rate	 (2.36)%	(1.14)%	(1.55)%

Currency	 (2.26)	(1.10)	(1.67)

Equity	 (1.17)	(0.58)	(0.92)

Commodity	 (1.44)	(0.77)	(1.00)

Aggregate Value at Risk	 (3.12)%	(2.10)%	(2.74)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 90% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure at September 30, 2001 was in the currency complex. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Equity. The primary equity exposure at September 30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposures were to the Hang Seng (China), DAX (German) and NASDAQ (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Metals.	The Partnership's metals exposure at September 30,
2001 was to fluctuations in the price of precious metals such as gold and silver, and base metals such as aluminum, nickel, copper and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisors have, from time to time, taken positions when market opportunities develop. Demeter anticipates that the

Partnership will continue to be exposed to the precious and base metals markets.

Energy.	At September 30, 2001, the Partnership's energy
exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was in the sugar and coffee markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2001 were in Hong Kong dollars, Australian dollars and euros. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(A)   Exhibits
 3.01	Limited Partnership Agreement of the Partnership, dated as
of November 7, 1991, is incorporated by reference to Exhibit
3.01 and Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1.

10.01	Management Agreements among the Partnership, Demeter and
A.O. Management, Inc., Chang Crowell and Millburn each dated as of December 31, 1991, are incorporated by reference to
Exhibit 10.02 of the Partnership's Registration Statement on
Form S-1.

10.02	Management Agreement among the Partnership, Demeter
Management Corporation and ELM Financial Incorporated, dated as of May 1, 1994, is incorporated by reference to Exhibit
10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.03	Management Agreement among the Partnership, Demeter
Management Corporation and EMC Capital Management, Inc., dated as of June 1, 1994, is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1994.

10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June 22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-19901) filed with the Securities and Exchange Commission on November 13, 2001.

10.05	Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-19901) filed with the
Securities and Exchange Commission on November 13, 2001.

10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-19901) filed with the Securities and Exchange Commission on November 13, 2001.

10.07 Foreign Exchange and Options Master Agreement between Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit
10.05 of the Partnership's Form 8-K (File No. 0-19901) filed with the Securities and Exchange Commission on November 13,
2001.

10.08	Securities Account Control Agreement among the Partnership,
Morgan Staley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
19901) filed with the Securities and Exchange Commission on November 13, 2001.

(B)	Reports on Form 8-K. - None.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        Dean Witter Global Perspective
                           Portfolio L.P. (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

November 14, 2001       By:/s/Raymond E. Koch    	        _
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.