Form 10-K
period 2001-12-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2002-03-27
CIK 880958

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________
Commission File Number 0-19901

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        			 	13-3642323
(State or other jurisdiction of			   	    (I.R.S. Employer
incorporation or organization)			 	  	   Identification No.)

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Floor,
New York, NY                     	    			 	  10022
(Address of principal executive offices)		 		(Zip Code)

Registrant's telephone number, including area code     	   (201) 876-4647


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
Title of each class  						on which registered

		None								    None

Securities registered pursuant to Section 12(g) of the Act:

	Units of Limited Partnership Interest

	(Title of Class)


     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X      No  ______

     Indicate by check-mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $9,836,159 at January 31, 2002.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2001

                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . .   1

Part I .

	Item  1.	Business. . . . . . . . . . . . . . . . . . . . . . . .  2-4

	Item  2.	Properties. . . . . . . . . . . . . . . . . . . . . . . .  4

	Item  3.	Legal Proceedings. . . . . . . . . . . . . . . . . . .  . .5

	Item  4.	Submission of Matters to a Vote of Security Holders. . . . 5

Part II.

	Item  5.	Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . 	. . 6

	Item  6.	Selected Financial Data . . . . . . . . . . . . . . 	. . 7

	Item  7.		Management's Discussion and Analysis of Financial
		         Condition and Results of Operations. . . . . . . . . . .8-19

	Item 7A.	Quantitative and Qualitative Disclosures About
				Market Risk . . . . . . . . . . . . . . . . . . . . . .19-32

	Item  8.	Financial Statements and Supplementary Data. . . . . . 32-33

	Item  9.	Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . .33

Part III.

	Item 10.		Directors and Executive Officers of the Registrant .	34-38

	Item 11. Executive Compensation . . . . . . . . . . . . . . . . . .38

	Item 12.	Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . .	38-39

	Item 13. Certain Relationships and Related Transactions . . . . . .39

Part IV.

	Item 14.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K. . . . . . . . . . . . . . . . .	40-41


DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                 Part of Form 10-K


	Partnership's Prospectus dated December
  	31, 1991, together with the Supplement
	to the Prospectus dated April 27, 1992	       I and IV

	Annual Report to the Dean Witter
	Global Perspective Portfolio L.P.
	Limited Partners for the year ended
	December 31, 2001	    II, III and IV

PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter Global Perspective Portfolio L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests. The Partnership commenced operations on March 1, 1992.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW"). The trading advisors to the Partnership are EMC Capital Management, Inc. ("EMC") and Millburn Ridgefield Corporation ("Millburn"), (collectively, the "Trading Advisors").

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2001 was $990.95, representing a decrease of 1.43 percent from the net asset value per Unit of $1,005.36 at December 31, 2000. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options. The relevant financial information is presented in Items 6 and 8.

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

Item 2.  PROPERTIES
The executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third Avenue, 8th
Floor, New York, NY 10022.

Demeter changed its address from 2 World Trade Center, New York,
NY 10048.

Item 3.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

	PART II

Item 5. 	MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
RELATED SECURITY HOLDER MATTERS


(a) Market Information
There is no established public trading market for Units of the Partnership.

(b) Holders
The number of holders of Units at December 31, 2001 was approximately 1,403.

(c) Distributions
No distributions have been made by the Partnership since it commenced trading operations on March 1, 1992. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distribution of Partnership profits.



Item 6.  SELECTED FINANCIAL DATA (in dollars)




                                           For the Years Ended December 31,
	                       2001         2000           1999   	     1998          1997  .


Total Revenues
(including interest)   	  1,209,340	   1,436,980        268,597    4,169,027    4,917,569


Net Income (Loss)	     	  (108,264)	     148,781	     (1,674,974)   2,022,979    2,420,203


Net Income (Loss)
Per Unit (Limited
& General Partners) 	    (14.41)	       35.18        (105.82)      108.77        97.12



Total Assets			10,394,220  	  11,818,856     15,203,903   19,185,631   21,221,634


Total Limited
Partners' Capital	 	10,036,592    11,443,935     14,636,245   18,754,867   20,276,293


Net Asset Value Per
Unit 			   	    990.95	    1,005.36 	  970.18     1,076.00       967.23


















Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission ("CFTC") for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations.
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

At December 31, 2001, the Partnership's total capital was
$10,250,599, a decrease of $1,410,455 from the Partnership's total capital of $11,661,054 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated a net loss of $108,264 and total redemptions aggregated $1,302,191.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $1,209,340 and after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 8.4% were recorded in the energy markets primarily from futures positions in crude oil and its refined products as a result of volatility in oil prices due to a continually changing outlook for supply, production, and global demand. Losses of approximately 4.2% were also experienced primarily during the second and fourth quarters from long positions in European, Japanese and Australian interest rate futures as investors deserted fixed income securities in favor of equities. Additional losses of approximately 2.8% were experienced in soft commodities from short positions in sugar futures as prices reversed higher on supply concerns and from long positions in cocoa futures as prices declined due to an increase in warehouse stockpiles. In the currency markets, small losses of approximately 0.5% were recorded, as gains experienced during the fourth quarter from short positions in the Japanese yen were insufficient to offset earlier losses recorded from long positions in the euro versus the U.S. dollar, the British pound and the Norwegian krone. Additional losses were also recorded in both the British pound and the Australian dollar versus the U.S. dollar as conflicting economic reports caused trendless pricing patterns. Smaller losses of approximately 1.0% were recorded in the metals sector from long positions in gold futures as prices reversed lower on the heels of sharp gains in the U.S. stock market. A portion of the Partnership's losses was offset by gains of approximately 11.0% experienced in the global stock index futures markets from short positions in DAX, Hang Seng, and

Nikkei Index futures as equity prices generally declined on weakness in high technology issues and fears regarding global economic uncertainty. Total expenses for the year were $1,317,604, resulting in a net loss of $108,264. The net asset value of a Unit decreased from $1,005.36 at December 31, 2000 to $990.95 at December 31, 2001.

At December 31, 2000, the Partnership's total capital was
$11,661,054, a decrease of $3,184,713 from the Partnership's total capital of $14,845,767 at December 31, 1999. For the year ended
December 31, 2000, the Partnership generated net income of $148,781, and total redemptions aggregated $3,333,494.

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income, of $1,436,980 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.6% were recorded in the energy markets as long futures positions in both crude oil and its refined products proved profitable during the first quarter on growing speculation that OPEC would extend production cuts. Additional gains of approximately 3.2% resulted from long positions in natural gas futures as prices skyrocketed to all-time highs during the fourth quarter on cold winter weather across much of the U.S. and due to continued concerns regarding supply. Gains of approximately 2.0% were also experienced from long futures positions in sugar futures as prices trended to 22-month highs during June due to strong demand and declining production from Brazil. Smaller gains of approximately 1.0% were experienced in the fourth quarter from long positions in the euro as the value of the European common currency strengthened relative to the U.S. dollar on concerns about slowing U.S. growth and persistent declines in U.S. stocks. A portion of the Partnership's gains was offset by losses of approximately 4.1% experienced in global stock index futures markets as the Partnership experienced difficulty trading Asian and Australian stock indices throughout the first half of the year. Losses of approximately 3.4% were also recorded in the metals markets as erratic price activity resulted in the predominance of trendless markets. Total expenses for the year were $1,288,199, resulting in net income of $148,781. The net asset value of a Unit increased from $970.18 at December 31, 1999 to $1,005.36 at December 31, 2000.

At December 31, 1999, the Partnership's total capital was
$14,845,767, a decrease of $4,141,476 from the Partnership's total capital of $18,987,243 at December 31, 1998. For the year ended
December 31, 1999, the Partnership generated a net loss of $1,674,974 and total redemptions aggregated $2,466,502.

For the year ended December 31, 1999, the Partnership recorded total trading revenues, including interest income, of $268,597 and after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 7.02% were experienced from global interest rate futures trading as the volatile and choppy price movement experienced during the year limited the ability to capitalize on trends. During the fourth quarter, most global bond markets dropped on a resurgence of inflation and interest rate fears initiated by consistently strong U.S.
economic data, evidence of rising inflation in Germany and increases in oil prices. Additional losses of approximately
5.40% were recorded in the global stock index futures markets primarily from short European stock index futures, particularly German, as prices in these markets were boosted higher by gains on Wall Street and in Japan early in the year. As a result of a widespread contraction of a number of major stock markets, some downward price trends became established in the late summer/early fall that caused the Partnership's trend-following managers to establish short positions. Given the upward snapback exhibited in many of these markets, especially the U.S., these previously existing short positions were negatively impacted during the fourth quarter. Smaller losses of 1.71% and 1.65% were recorded in the agricultural markets and soft commodities markets, respectively. A portion of the Partnership's overall losses for the year were offset by gains of approximately 0.85% recorded in the energy markets from long crude oil futures positions as oil prices increased on supply cuts by oil producing nations. Total expenses for the year were $1,943,571, resulting in a net loss of $1,674,974. The net asset value of a Unit decreased from $1,076.00 at December 31, 1998 to $970.18 at December 31, 1999.

The Partnership's overall performance record represents varied results of trading in different futures, forwards, and options markets. For a further description of 2001 trading results, refer to the letter to the Limited Partners in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards and options in a portfolio of agricultural commodities, energy products, foreign currencies, interest rates, precious and base metals, soft commodities, and stock indices. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets moved against all of the positions held by the Partnership at the same time, and if the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.

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

In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

There is no assurance that a clearinghouse, exchange or exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

Inflation has not been a major factor in the Partnership's operations.

See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the
year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2001 and 2000. At December 31, 2001 and 2000, the Partnership's total capitalization was approximately $10 million and $12 million, respectively.

     Primary Market 	December 31, 2001	December 31, 2000
     Risk Category	  	  Value at Risk	  Value at Risk

Currency				(1.61)%			(1.10)%
Interest Rate		 	(0.99)			(2.36)
Equity				(0.33)			(0.58)
Commodity				(0.55)			(0.81)
Aggregate Value at Risk	(2.03)%			(2.79)%
Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at December 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2001 VaR by
presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2001 through December 31, 2001.
Primary Market Risk Category     High         Low        Average
Currency                        (2.26)%		(1.11)%	  (1.80)%
Interest Rate    			  (1.42)		(0.99)	  (1.21)
Equity		  			  (1.17)		(0.33)	  (0.86)
Commodity      	 		  (1.44)		(0.55)	  (0.94)
Aggregate Value at Risk		  (3.12)%		(2.03)%	  (2.55)%

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
may provide only limited insight into losses that could be incurred under certain unusual market movements.
The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2001 and 2000, and for the end of the four quarterly reporting periods during calendar year 2001.
Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.	 The primary market exposure of the Partnership at
December 31, 2001 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The second largest market exposure at December 31, 2001 was in the global interest rate sector. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	The primary equity exposure at December 31, 2001 was to
equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2001, the Partnership's primary exposures were to the TOPIX (Taiwan), FTSE (Britain) and Hang Seng (China) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Soft Commodities and Agriculturals. At December 31, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was in the soybean meal, soybeans and sugar markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Energy. At December 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.	The Partnership's metals exposure at December 31,
2001 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as nickel, zinc, copper and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisors have, from time to time, taken positions as market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at December 31, 2001 were in euros and Hong Kong dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

                                          	    Net Income/
									    (Loss) Per
Quarter		   Revenue		      Net	        Unit of Limited
Ended		  (Net Trading Loss)  Income/(Loss) Partnership Interest

2001
March 31 		$ 1,800,222	$   1,441,969		  $126.67
June 30	        (758,907)	   (1,080,146)		   (95.94)
September 30	    882,435	      521,654		    48.29
December 31	   (714,410)	     (991,741)		   (93.43)

Total			$ 1,209,340	$    (108,264)		  $(14.41)

2000
March 31 		$   (51,780)	$    (449,952)		  $(31.17)
June 30	        (628,693)	     (966,439)		   (70.42)
September 30	   (380,076)	     (671,200)		   (52.36)
December 31	  2,497,529	    2,236,372		   189.13

Total			$ 1,436,980	$     148,781		  $ 35.18



Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and officers of Demeter are as follows:

Robert E. Murray, age 41, is the Executive Director of Morgan Stanley DW's Managed Futures Department, a leading commodity pool operator with approximately $1.4 billion in assets across a variety of U.S. and international public and private managed futures funds. In this capacity, Mr. Murray is responsible for overseeing all aspects of Morgan Stanley DW's Managed Futures Department. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 17 years. He is also the chairman and president of Morgan Stanley Futures & Currency Management Inc. ("MSFCM") (formerly known as Dean Witter Futures & Currency Management Inc.), Morgan Stanley's internal commodity trading advisor, and is Chairman and President of Demeter, the entity which acts as a general partner for Morgan Stanley DW's managed futures funds. Mr. Murray has served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

Mitchell M. Merin, age 48, is a Director of Demeter. Mr. Merin is also a Director of MSFCM. Mr. Merin was appointed the Chief Operating Officer of Individual Asset Management for MSDW in December 1998 and the President and Chief Executive Officer of Morgan Stanley Dean Witter Advisors in February 1998. He has been an Executive Vice President of Morgan Stanley DW since 1990, during which time he has been Director of Morgan Stanley DW's Taxable Fixed Income and Futures divisions, Managing Director in Corporate Finance and Corporate Treasurer. Mr. Merin received his Bachelors degree from Trinity College in Connecticut and his M.B.A. degree in Finance and Accounting from the Kellogg Graduate School of Management of Northwestern University in 1977.

Joseph G. Siniscalchi, age 56, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director, responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 60, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Dean Witter Advisors, an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department specializing in coverage of regulated industries and, subsequently, served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received his M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.


Richard A. Beech, age 50, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 24 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech also had worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 45, is currently Managing Director in Asset Management Services. He previously served as CAO of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley Dean Witter & Co. and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in finance from the University of Chicago.

Anthony J. DeLuca, age 39, became a Director of Demeter on September 14, 2000. Mr. DeLuca is also a Director of MSFCM. Mr. DeLuca was appointed the Controller of Asset Management for MSDW in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had MSDW as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Raymond E. Koch, age 46, is Chief Financial Officer of Demeter. Mr. Koch began his career at MSDW in 1988, has overseen the Managed Futures Accounting function since 1992, and is currently an Executive Director in Investment Management Controllers. From November 1979 to June 1988, Mr. Koch held various positions at

Thomson McKinnon Securities, Inc. culminating as Manager, Special Projects in the Capital Markets Division. From August 1977 to November 1979 he was an auditor, specializing in financial services at Deloitte Haskins & Sells. Mr. Koch received his B.B.A. in accounting from Iona College in 1977, an M.B.A. in finance from Pace University in 1984 and is a Certified Public Accountant.

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
MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2001, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2001,
Demeter owned 215.962 Units of General Partnership Interest in the Partnership, representing a 2.1 percent interest in the Partnership.

(c)	Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW, received commodity brokerage commissions (paid and accrued by the Partnership) of $749,037 for the year ended December 31, 2001.

PART IV
Item 14. 	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
		FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001 are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2001, 2000 and 1999.

-	Statements of Financial Condition as of December 31, 2001 and
2000.

-	Schedule of Investments as of December 31, 2001.

-	Statements of Operations, Changes in Partners' Capital, and Cash
Flows for the years ended December 31, 2001, 2000 and 1999.

-	Notes to Financial Statements.
With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited
Partners for the year ended December 31, 2001 is not deemed to be filed with this report.

2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K
During the quarter ended December 31, 2001, the Current Report on Form 8-K was filed by the Partnership on November 13, 2001 for the purpose of reporting, under Item 5, the relocation of offices of the Partnership and Demeter; the transfer of futures and options clearing of the Partnership to MS & Co.; and the replacement by MS & Co. as counterparty on all foreign currency forward contracts for the Partnership.

(c)	Exhibits
Refer to Exhibit Index on Page E-1 to E-2.

	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner


March 27, 2002			BY: /s/	Robert E. Murray
				 		Robert E. Murray, Director,
					  		Chairman of the Board and
					  		President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Robert E. Murray                  		March 27, 2002
	  	Robert E. Murray, Director,
	   	Chairman of the Board and
	   	President

    /s/    Mitchell M. Merin                			March 27, 2002
           Mitchell M. Merin, Director

    /s/ 	Joseph G. Siniscalchi             		March 27, 2002
	 	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III             		March 27, 2002
	  	Edward C. Oelsner III, Director

    /s/    Richard A. Beech                 			March 27, 2002
           Richard A. Beech, Director

    /s/    Raymond A. Harris   	           		March 27, 2002
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                			March 27, 2002
           Anthony J. DeLuca, Director

    /s/  	Raymond E. Koch		             		March 27, 2002
	    	Raymond E. Koch, Chief
	  	Financial Officer and Principal
  	    	Accounting Officer

	EXHIBIT INDEX

     ITEM

3.01	Limited Partnership Agreement of the Partnership, dated as
of November 7, 1991, is incorporated by reference to Exhibit
3.01 and Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1.

10.01	Management Agreements among the Partnership, Demeter and
A.O. Management, Inc., Chang Crowell and Millburn each dated as of December 31, 1991, are incorporated by reference to
Exhibit 10.02 of the Partnership's Registration Statement on
Form S-1.

10.02	Management Agreement among the Partnership, Demeter
Management Corporation and ELM Financial Incorporated, dated as of May 1, 1994, is incorporated by reference to Exhibit
10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.03	Management Agreement among the Partnership, Demeter
Management Corporation and EMC Capital Management, Inc., dated as of June 1, 1994, is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1994.

10.04	Amended and Restated Customer Agreement between the
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

10.07	Foreign Exchange and Options Master Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is filed herewith.

10.08	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
19901) filed with the Securities and Exchange Commission on November 13, 2001.

13.01	Annual Report to Limited Partners for the year ended
December 31, 2001 is filed herewith.

21.01	Supplement (dated April 27, 1992) to the Prospectus is
incorporated by reference to the Partnership's Registration
Statement on Form S-1, Post Effective Amendment No. 1.

  Global
  Perspective
  Portfolio

  December 31, 2001
  Annual Report

[LOGO] Morgan Stanley

Dean Witter Global Perspective Portfolio L.P.

Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Year                      Return
----                      ------
1992 (10 months)            4.6%
1993                       -4.7%
1994                      -31.6%
1995                       16.8%
1996                        9.3%
1997                       11.1%
1998                       11.2%
1999                       -9.8%
2000                        3.6%
2001                       -1.4%

Inception-to-Date Return:  -0.9%
Annualized Return:         -0.1%

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Floor,
New York, NY 10022
Telephone (201) 876-4647

Dean Witter Global Perspective Portfolio L.P.
Annual Report
2001

Dear Limited Partner:

This marks the tenth annual report for the Dean Witter Global Perspective Portfolio L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $1,005.36 and finished 2001 at a Net Asset Value of $990.95, a net loss of 1.4%. The Fund has decreased 0.9% since its inception of trading in March 1992 (a compound annualized rate of -0.1%)

During the year, the Fund recorded a decrease in Net Asset Value per Unit. The most significant losses were recorded in the energy markets from positions in crude oil and its refined products as a result of volatility in oil prices due to a continually changing outlook for supply, production, and global demand. Losses were also experienced primarily during the second and fourth quarters from previously established long positions in European, Japanese and Australian interest rate futures as prices reversed due to investors deserting fixed income securities in favor of equities. A portion of the Fund's losses was offset by gains experienced in the global stock index futures markets from previously established short positions in DAX, Hang Seng, and Nikkei Index futures as equity prices generally declined on fears regarding global economic uncertainty. Additional gains were recorded during the fourth quarter from previously established short positions in the Japanese yen as the value of the yen continued to trend lower versus most major currencies amid growing concern regarding the troubled Japanese economy.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, c/o Managed Futures Department, 825 Third Avenue, 8th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

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

       Robert E. Murray
       Chairman
       Demeter Management Corporation
       General Partner

Dean Witter Global Perspective Portfolio L.P.

Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Global Perspective Portfolio L.P. (the "Partnership") as of December 31, 2001 and 2000, including the schedule of investments as of December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Global Perspective Portfolio L.P. at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
February 15, 2002
(February 27, 2002 as to Note 7)

Dean Witter Global Perspective Portfolio L.P.

Statements of Financial Condition

                                                         December 31,
                                                    ----------------------
                                                       2001          2000
                                                    ----------    ----------
                                                        $             $
                                    ASSETS

     Equity in futures interests trading accounts:
       Cash                                          9,974,326     9,831,603

       Net unrealized gain on open contracts
        (MS&Co.)                                       454,205     2,003,653
       Net unrealized loss on open contracts
        (MSIL)                                         (73,956)      (83,706)
                                                    ----------    ----------
       Total net unrealized gain on open contracts     380,249     1,919,947
                                                    ----------    ----------
        Total Trading Equity                        10,354,575    11,751,550

     Due from Morgan Stanley DW                         27,333        23,246
     Interest receivable (Morgan Stanley DW)            12,312        44,060
                                                    ----------    ----------
        Total Assets                                10,394,220    11,818,856
                                                    ==========    ==========

                       LIABILITIES AND PARTNERS' CAPITAL

     LIABILITIES
     Redemptions payable                               106,389       123,597
     Accrued management fees                            25,957        29,535
     Accrued administrative expenses                    11,275         4,670
                                                    ----------    ----------
        Total Liabilities                              143,621       157,802
                                                    ----------    ----------
     PARTNERS' CAPITAL
     Limited Partners (10,128.258 and 11,382.944
      Units, respectively)                          10,036,592    11,443,935
     General Partner (215.962 Units)                   214,007       217,119
                                                    ----------    ----------
        Total Partners' Capital                     10,250,599    11,661,054
                                                    ----------    ----------
        Total Liabilities and
         Partners' Capital                          10,394,220    11,818,856
                                                    ==========    ==========

     NET ASSET VALUE PER UNIT                           990.95      1,005.36

                                                    ==========    ==========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Global Perspective Portfolio L.P.

Statements of Operations

                                              For the Years Ended
                                                  December 31,
                                       ---------------------------------
                                          2001       2000        1999
                                       ----------  ---------  ----------
                                           $          $           $
       REVENUES
       Trading profit (loss):
         Realized                       2,431,280    (65,193)    447,017
         Net change in unrealized      (1,539,698)   932,922    (823,956)
                                       ----------  ---------  ----------
          Total Trading Results           891,582    867,729    (376,939)
       Interest income (Morgan Stanley
        DW)                               317,758    569,251     645,536
                                       ----------  ---------  ----------
          Total                         1,209,340  1,436,980     268,597
                                       ----------  ---------  ----------
       EXPENSES
       Brokerage commissions
        (Morgan Stanley DW)               749,037    807,298   1,203,533
       Management fees                    346,722    361,865     527,136
       Transaction fees and costs          98,208     91,326     155,326
       Incentive fees                      94,817      --         13,757
       Administrative expenses             28,820     27,710      43,819
                                       ----------  ---------  ----------
          Total                         1,317,604  1,288,199   1,943,571
                                       ----------  ---------  ----------
       NET INCOME (LOSS)                 (108,264)   148,781  (1,674,974)
                                       ==========  =========  ==========
       Net Income (Loss) Allocation:
       Limited Partners                  (105,152)   141,184  (1,652,120)
       General Partner                     (3,112)     7,597     (22,854)
       Net Income (Loss) per Unit:
       Limited Partners                    (14.41)     35.18     (105.82)
       General Partner                     (14.41)     35.18     (105.82)

Statements of Changes in Partners' Capital

For the Years Ended December 31, 2001, 2000 and 1999

                            Units of
                           Partnership  Limited    General
                            Interest    Partners   Partner    Total
                           ----------- ----------  -------  ----------
                                           $          $         $
        Partners' Capital,
        December 31, 1998  17,646.093  18,754,867  232,376  18,987,243
        Net loss               --      (1,652,120) (22,854) (1,674,974)
        Redemptions        (2,344.035) (2,466,502)    --    (2,466,502)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 1999  15,302.058  14,636,245  209,522  14,845,767
        Net income             --         141,184    7,597     148,781
        Redemptions        (3,703.152) (3,333,494)    --    (3,333,494)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2000  11,598.906  11,443,935  217,119  11,661,054
        Net loss               --        (105,152)  (3,112)   (108,264)
        Redemptions        (1,254.686) (1,302,191)    --    (1,302,191)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2001  10,344.220  10,036,592  214,007  10,250,599
                           ==========  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Global Perspective Portfolio L.P.

Statements of Cash Flows

                                                For the Years Ended
                                                   December 31,
                                        ----------------------------------
                                           2001        2000        1999
                                        ----------  ----------  ----------
                                            $           $           $
     CASH FLOWS FROM
      OPERATING ACTIVITIES
     Net income (loss)                    (108,264)    148,781  (1,674,974)
     Noncash item included in net
      income (loss):
       Net change in unrealized          1,539,698    (932,922)    823,956
     Decrease (increase) in operating
      assets:
       Due from Morgan Stanley DW           (4,087)     42,364      45,748
       Interest receivable (Morgan
        Stanley DW)                         31,748       9,152       1,242
     Increase (decrease) in operating
      liabilities:
       Accrued management fees              (3,578)     (8,451)     (9,948)
       Accrued administrative expenses       6,605      (4,821)     (2,505)
                                        ----------  ----------  ----------
     Net cash provided by (used
      for) operating activities          1,462,122    (745,897)   (816,481)
                                        ----------  ----------  ----------
     CASH FLOWS FROM
      FINANCING ACTIVITIES
     Increase (decrease) in redemptions
      payable                              (17,208)   (187,062)    172,201
     Redemptions of Units               (1,302,191) (3,333,494) (2,466,502)
                                        ----------  ----------  ----------
     Net cash used for financing
      activities                        (1,319,399) (3,520,556) (2,294,301)
                                        ----------  ----------  ----------

     Net increase (decrease) in cash       142,723  (4,266,453) (3,110,782)

     Balance at beginning of period      9,831,603  14,098,056  17,208,838
                                        ----------  ----------  ----------
     Balance at end of period            9,974,326   9,831,603  14,098,056
                                        ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Global Perspective Portfolio L.P.

Schedule of Investments
December 31, 2001

Partnership Net Assets: $10,250,599

                                                                                  Net
                                                                               Unrealized
                                                          Long        Short      Gain/    Percentage of # of Contracts/
Futures and Forward Contracts:                         Gain/(Loss) Gain/(Loss)   (Loss)    Net Assets   Notional Amounts
------------------------------                         ----------- ----------- ---------- ------------- ----------------
                                                            $           $          $            %
Foreign currency                                          92,319     275,705    368,024        3.59       552,210,075
Interest rate                                            (17,980)     65,479     47,499        0.46               430
Commodity                                                (69,032)     34,632    (34,400)      (0.33)              167
Equity                                                     6,281     (26,836)   (20,555)      (0.20)               45
                                                         -------     -------    -------       -----
       Grand Total:                                       11,588     348,980    360,568        3.52
                                                         =======     =======                  =====
       Unrealized Currency Gain                                                  19,681
                                                                                -------
       Total Net Unrealized Gain per Statement of
         Financial Condition                                                    380,249
                                                                                =======

The accompanying notes are an integral part of these financial statements.

Dean Witter Global Perspective Portfolio L.P.

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Global Perspective Portfolio L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests
(collectively, "futures interests").

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

The trading advisors for the Partnership are EMC Capital Management, Inc. ("EMC") and Millburn Ridgefield Corporation ("Millburn").

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses are reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays the Partnership interest income based upon 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Dean Witter Global Perspective Portfolio L.P.

Condensed Schedule of Investments--In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are now required to include a condensed schedule of investments identifying those investments which constitute more than 5% of net assets, taking long and short positions into account separately.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of financial condition consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--The Partnership accrues brokerage commissions on a half-turn basis at 80% of Morgan Stanley DW's published non-member rates. Transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of Net Assets.

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

Dean Witter Global Perspective Portfolio L.P.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon five business days advance notice by redemption form to Demeter.

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

2. Related Party Transactions

The Partnership pays brokerage commissions to Morgan Stanley DW as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

3. Trading Advisors

Compensation to EMC and Millburn consists of a management fee and an incentive fee as follows:

Management Fee--The Partnership pays a monthly management fee equal to 1/4 of 1% per month (a 3% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

Incentive Fee--The Partnership pays a quarterly incentive fee to each trading advisor equal to 17.5% of trading profits experienced by the Net Assets allocated to such trading advisor as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures, forward and options trading exceed losses, after brokerage commissions, management fees, transaction fees and costs and administrative expenses are deducted. If a trading advisor has experienced trading losses with respect to its allocated Net Assets at the time of any supplemental closing, the trading advisor must earn back such losses plus a pro rata amount related to the funds allocated to the trading advisor at such supplemental closing to be eligible for an incentive fee. Such

Dean Witter Global Perspective Portfolio L.P.

incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a limited partner redeems Units, the incentive fee (earned through a redemption date) is paid to such trading advisor on those Units redeemed in the month of such redemptions.

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

(1)One or more underlying notional amounts or payment provisions;

(2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

(3)Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                     Net Unrealized Gains
                       on Open Contracts        Longest Maturities
                 ----------------------------- --------------------
                             Off-                          Off-
                 Exchange- Exchange-           Exchange- Exchange-
            Year  Traded    Traded     Total    Traded    Traded
            ---- --------- --------- --------- --------- ----------
                     $         $         $
            2001   111,366  268,883    380,249 June 2002 March 2002
            2000 1,419,017  500,930  1,919,947 Sep. 2001 March 2001

Dean Witter Global Perspective Portfolio L.P.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $10,085,692 and $11,250,620 at December 31, 2001 and 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency and options contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward and option contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

5. Financial Highlights

                                                    PER UNIT:
                                                    ---------
                NET ASSET VALUE, JANUARY 1, 2001:   $1,005.36
                                                    ---------
                NET OPERATING RESULTS:
                  Realized Profit                      216.02
                  Unrealized Loss                     (139.71)
                  Interest Income                       28.83
                  Expenses                            (119.55)
                                                    ---------
                  Net Loss                             (14.41)
                                                    ---------
                NET ASSET VALUE, DECEMBER 31, 2001: $  990.95
                                                    =========
                  Expense Ratio                         11.5%
                  Net Loss Ratio                        (0.9)%

                TOTAL RETURN                            (1.4)%

Dean Witter Global Perspective Portfolio L.P.

Notes to Financial Statements--(Concluded)

6. Legal Matters

In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Annual Report for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

7. Subsequent Event

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. Such preliminary award, however, is subject to a court hearing scheduled on April 10, 2002 and is entirely contingent on the court's final approval. Any amount ultimately received will be accounted for in the period received, for the benefit of the limited partners at the date of receipt.

[LOGO] Morgan Stanley
c/o Morgan Stanley Trust Company,
Attention: Managed Futures, 7th Floor,
Harborside Financial Center, Plaza Two
Jersey City, NJ 07311-3977

ADDRESS SERVICE REQUESTED

[LOGO] printed on recycled paper
                                   PRESORTED
                               FIRST CLASS MAIL
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA