Form 10-Q
period 2002-03-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2002-05-15
CIK 880958

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-19901

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3642323
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
825 Third Ave., 8th Floor, New York, NY  		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

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

	March 31, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................17-30

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................31

Item 6.	Exhibits and Reports on Form 8-K....................31-32








PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                     2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	9,151,309	9,974,326

	Net unrealized gain on open contracts (MS & Co.) 	367,364	    454,205
	Net unrealized loss on open contracts (MSIL)	     (54,738)	      (73,956)

	Total net unrealized gain on open contracts	     312,626	     380,249

	     Total Trading Equity	9,463,935	10,354,575

Due from Morgan Stanley DW	32,859	27,333
Interest receivable (Morgan Stanley DW)	      11,438	        12,312

	     Total Assets	  9,508,232	    10,394,220

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	139,675	106,389
	Accrued management fees	23,752	     25,957
	Accrued administrative expenses	        7,457	         11,275

		Total Liabilities	    170,884	      143,621

Partners' Capital

	Limited Partners (9,853.402 and
		10,128.258 Units, respectively)	9,137,086	10,036,592
	General Partner (215.962 Units)	      200,262	      214,007

		Total Partners' Capital	   9,337,348	  10,250,599

		Total Liabilities and Partners' Capital	    9,508,232	    10,394,220


NET ASSET VALUE PER UNIT	       927.30 	         990.95

	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	(371,303)	1,699,044
		Net change in unrealized	     (67,623)	     (12,703)

			Total Trading Results 	(438,926)	1,686,341

	Interest Income (Morgan Stanley DW)	       32,903	     113,881

			Total	   (406,023)	  1,800,222


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	151,375	187,276
	Management fees	72,109	90,370
	Transaction fees and costs	21,381	23,951
	Administrative expenses	5,994	       7,512
	Incentive fees	          -     	      49,144

			Total 	     250,859	     358,253


NET INCOME (LOSS)	   (656,882)	  1,441,969


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(643,137)	1,414,614
	General Partner	(13,745)	27,355


NET INCOME (LOSS) PER UNIT

	Limited Partners	(63.65)	126.67
	General Partner	(63.65)	126.67


	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	11,598.906	11,443,935	217,119	11,661,054

Net Income	-       	1,414,614	27,355	1,441,969

Redemptions	   (318.140)	   (332,909)	     -      	   (332,909)

Partners' Capital,
	March 31, 2001	11,280.766	12,525,640	244,474	12,770,114





Partners' Capital,
	December 31, 2001	10,344.220	10,036,592	214,007	10,250,599

Net Loss	-       	(643,137)	(13,745)	(656,882)

Redemptions	   (274.856)	   (256,369)	      -     	  (256,369)

Partners' Capital,
	March 31, 2002	10,069.364	  9,137,086	 200,262	 9,337,348










The accompanying notes are an integral part of these financial statements.


	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(656,882)	1,441,969
Noncash item included in net income (loss):
	Net change in unrealized	67,623	12,703

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(5,526)	(62,860)
	Interest receivable (Morgan Stanley DW)	874	7,112

Increase (decrease) in operating liabilities:
	Accrued management fees	(2,205)	2,765
	Accrued administrative expenses	     (3,818)	7,512
	Accrued incentive fees	          -      	     49,144

Net cash provided by (used for) operating activities	   (599,934)	   1,458,345


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	33,286	(5,791)
Redemptions of Units	   (256,369)	(332,909)

Net cash used for financing activities	   (223,083)	 (338,700)

Net increase (decrease) in cash	(823,017)	1,119,645

Balance at beginning of period	   9,974,326	 9,831,603

Balance at end of period	   9,151,309	10,951,248







	The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Global Perspective Portfolio L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

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

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses)
	on Open Contracts 			Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Mar. 31, 2002	550,912	(238,286)	312,626	Sep. 2002	Jun. 2002
Dec. 31, 2001	111,366	268,883	380,249	Jun. 2002	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $9,702,221 and $10,085,692 at March 31, 2002 and December 31,
2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $406,023 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.6% were recorded in the global stock index futures markets as global equity prices traded in a trendless pattern due to continued economic uncertainty. Additional losses of approximately 2.9% were recorded in the agricultural sector primarily from long positions in sugar futures as prices declined amid fears that Brazilian exports may flood the international sugar market this summer. Losses of approximately 2.5% were experienced in the currency markets as the value of the British pound weakened versus the U.S. dollar in response to sluggish economic growth in Great Britain. Short positions in the euro versus both the U.S. dollar and other European currencies also contributed to losses within the currency sector as the value of euro reversed higher following the introduction of euro coins and notes, as well as improved economic confidence throughout continental Europe. Losses of approximately 1.9% were recorded in the global interest rate markets primarily from long positions in U.S. interest rate futures as prices moved lower amid signs of recovery in the U.S. economy and diminishing hopes for further interest rate cuts by the U.S. Federal Reserve. A portion of these losses was offset by gains of approximately 3.3% experienced in the energy markets primarily from long futures positions in crude oil and its related products as prices rallied amid ongoing political unrest in the Middle East. Long positions in natural gas futures also contributed to gains within the energy sector as prices climbed to a seven-month high amid declining production. Total expenses for the three months ended March 31, 2002 were $250,859, resulting in a net loss of $656,882. The net asset value of a Unit decreased from $990.95 at December 31, 2001 to $927.30 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $1,800,222 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.7% were recorded throughout the quarter in the currency markets primarily from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional gains of approximately 5.2% were recorded from short positions in global stock index futures during February and March as U.S., Hong Kong and German equity prices declined on weakness in high technology issues and fears of a cooling global economic environment. Profits of approximately 3.0% were recorded in the global interest rate futures markets primarily from long positions in Japanese interest rate futures as Japanese government bond prices increased during January and February amid weak Japanese stock prices and disappointing economic data in that country. Additional gains were recorded primarily during January from long positions in U.S. eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve early in the month and the subsequent anticipation of an additional interest rate cut by the U.S.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $9 million and $13 million, respectively.

	Primary Market          March 31, 2002	   March 31, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

Interest Rate	(1.88)%	(1.29)%
Equity	(0.86)	(1.17)
Currency	(0.57)	(2.22)
Commodity	(1.72)	(0.99)
Aggregate Value at Risk	(2.85)%	(2.93)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VAR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.88)%	(0.99)%	(1.36)%
Equity	(0.97)	(0.33)	(0.78)
Currency   	(2.26)	(0.57)	(1.39)
Commodity	(1.72)	(0.55)	(1.12)
Aggregate Value at Risk	(3.12)%	(2.03)%	(2.52)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposure and on an aggregate basis at March 31, 2002 and 2001 and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002 the Partnership's cash balance at Morgan Stanley DW was approximately 85% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2002 was to the global interest rate sector. Exposure was primarily spread across the European, U.S. and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure at March 31, 2002 was to the global stock index sector. The primary equity exposure at March 31, 2002 was to price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnership's primary exposures were to the Hang Seng (China), DAX (Germany) and NASDAQ (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Currency. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At March 31, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn, soybean meal and soybean markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as nickel, copper, zinc and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors have, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances were in euros, Hong Kong dollars and British pounds. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated
as of November 7, 1991, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership's
Registration Statement on Form S-1.
10.01	Management Agreements among the Partnership, Demeter
Management Corporation and A.O. Management, Inc., Chang
Crowell and Millburn each dated as of December 31, 1991,
are incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1.
10.02	Management Agreement among the Partnership, Demeter
Management Corporation and ELM Financial Incorporated,
dated as of May 1, 1994, is incorporated by reference to
Exhibit 10.03 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1994.
10.03	Management Agreement among the Partnership, Demeter
Management Corporation and EMC Capital Management, Inc.,
dated as of June 1, 1994, is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1994.
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K/A (File No. 0-19901) filed
with the Securities and Exchange Commission on March 29,
2002.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K/A (File No. 0-19901) filed with the Securities and Exchange
Commission on March 29, 2002.

10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of
the Partnership's Form 8-K/A (File No. 0-19901) filed
with the Securities and Exchange Commission on March 29,
2002.
10.07	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership's Form 8-K/A (File
No. 0-19901) filed with the Securities and Exchange
Commission on March 29, 2002.
10.08	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K/A (File No. 0-19901) filed with the Securities and Exchange Commission on March 29, 2002.
(B)	Reports on Form 8-K - A current report or a Form 8-K/A
was filed on March 29, 2002 to correct the exhibits previously filed on Form 8-K on November 13, 2001.

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




                        Dean Witter Global Perspective
                         Portfolio L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2002            By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.