Form 10-Q
period 2002-06-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2002-08-14
CIK 880958

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-19901

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3642323
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
825 Third Ave., 8th Floor, New York, NY  		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

Registrant's telephone number, including area code  (201) 209-8400



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

	June 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended 	June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 6.	Exhibits and Reports on Form 8-K....................36-37





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                                                                                                       2002      	    2001
     	 	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	9,097,482	9,974,326

	Net unrealized gain on open contracts (MS & Co.) 	1,523,118	    454,205
	Net unrealized loss on open contracts (MSIL)	     (67,190)	      (73,956)

	Total net unrealized gain on open contracts	  1,455,928	     380,249

	     Total Trading Equity	10,553,410	10,354,575

Due from Morgan Stanley DW	67,960	27,333
Interest receivable (Morgan Stanley DW)	       10,936	        12,312

	     Total Assets	10,632,306	    10,394,220

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	263,108	106,389
	Accrued management fees	26,571	     25,957
	Accrued administrative expenses	        4,152	         11,275

		Total Liabilities	    293,831	      143,621

Partners' Capital

	Limited Partners (9,500.268 and
		10,128.258 Units, respectively)	10,108,682	10,036,592
	General Partner (215.962 Units)	     229,793	      214,007

		Total Partners' Capital	10,338,475	 10,250,599

		Total Liabilities and Partners' Capital	10,632,306	   10,394,220


NET ASSET VALUE PER UNIT	    1,064.04	         990.95


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	450,716	473,429
		Net change in unrealized	1,143,302	 (1,318,002)

			Total Trading Results 	1,594,018	(844,573)

	Interest income (Morgan Stanley DW)	     31,938	      85,666

			Total	1,625,956	   (758,907)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	165,543	198,143
	Management fees	72,268	88,392
	Transaction fees and costs	21,888	27,356
	Administrative expenses	       6,008	       7,348

			Total 	   265,707	   321,239


NET INCOME (LOSS)	1,360,249	( 1,080,146)


NET INCOME (LOSS) ALLOCATION

		Limited Partners	1,330,718	(1,059,428)
		General Partner	29,531	(20,718)


NET INCOME (LOSS) PER UNIT

		Limited Partners	136.74	(95.94)
		General Partner	136.74	(95.94)




	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	79,413	2,172,473
		Net change in unrealized	1,075,679	 (1,330,705)

			Total Trading Results 	1,155,092	841,768

	Interest income (Morgan Stanley DW)	     64,841	    199,547

			Total	1,219,933	 1,041,315


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	316,918	385,419
	Management fees	144,377	178,762
	Transaction fees and costs	43,269	51,307
	Administrative expenses	12,002	14,860
	Incentive fees	      -       	     49,144

			Total 	  516,566	   679,492


NET INCOME	  703,367	    361,823


NET INCOME ALLOCATION

		Limited Partners	687,581	  355,186
		General Partner	15,786	6,637


NET INCOME PER UNIT

		Limited Partners	73.09	30.73
		General Partner	73.09	30.73



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	11,598.906	11,443,935	217,119	11,661,054

Net Income	-       	355,186	6,637	361,823

Redemptions	   (510.224)	   (534,003)	     -      	   (534,003)

Partners' Capital,
	June 30, 2001	11,088.682	11,265,118	 223,756	11,488,874





Partners' Capital,
	December 31, 2001	10,344.220	10,036,592	214,007	10,250,599

Net Income	-       	687,581	15,786	703,367

Redemptions	   (627.990)	   (615,491)	        -      	   (615,491)

Partners' Capital,
	June 30, 2002	 9,716.230	10,108,682	 229,793	10,338,475













The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	703,367	 361,823
Noncash item included in net income:
	Net change in unrealized	(1,075,679)	1,330,705

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(40,627)	(84,887)
	Interest receivable (Morgan Stanley DW)	1,376	18,205

Increase (decrease) in operating liabilities:
	Accrued management fees	614	(552)
	Accrued administrative expenses	       (7,123)	        7,543

Net cash provided by (used for) operating activities	   (418,072)	 1,632,837


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	156,719	(48,088)
Redemptions of Units	   (615,491)	   (534,003)

Net cash used for financing activities	   (458,772)	   (582,091)

Net increase (decrease) in cash	(876,844)	1,050,746

Balance at beginning of period	  9,974,326	  9,831,603

Balance at end of period	 9,097,482	10,882,349








	The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors for the Partnership are EMC Capital Management,

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Inc. and Millburn Ridgefield Corporation (collectively, the
"Trading Advisors").

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Jun. 30, 2002	1,046,250	409,678	1,455,928	Dec. 2002	Sep. 2002
Dec. 31, 2001	111,366	268,883	380,249	Jun. 2002	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $10,143,732 and $10,085,692 at June 30, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated.
With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contracts has increased or decreased by an amount equal to the daily limit, positions in that futures or options contracts can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $1,625,956 and posted an increase in net asset value per Unit. The most significant gains of approximately 16.2% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 4.0% were recorded in the global stock index futures markets from short positions in U.S. and European stock index futures as prices decreased during June on geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 3.8% in the energy markets primarily from previously established long futures positions in crude oil and its related products as prices moved lower during April and May amid supply and demand concerns. Elsewhere in the energy markets, losses were recorded in natural gas futures from short positions as prices moved higher during June amid supply and demand concerns and warmer than normal temperatures across most of the U.S. Total expenses for the three months ended June 30, 2002 were $265,707, resulting in net income of $1,360,249. The net asset value of a Unit increased from $927.30 at March 31, 2002 to $1,064.04 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $1,219,933 and posted an increase in net asset value per Unit. The most significant gains of approximately 13.3% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, the Swiss franc and the Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 0.3% were recorded in the global stock index futures markets from short positions in U.S. and European stock index futures as prices decreased during June on geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the

Partnership's overall gains for the first six months was offset by losses of approximately 3.7% in the agricultural markets primarily from long positions in sugar futures as prices reversed lower early in the year on concerns of a supply surplus. Additional losses of approximately 3.0% were recorded in global interest rate futures markets, as European interest rate futures prices increased amid questions regarding the strength of a global economic recovery, resulting in losses from previously established short positions. Total expenses for the six months ended June 30, 2002 were $516,566, resulting in net income of $703,367. The net asset value of a Unit increased from $990.95 at December 31, 2001 to $1,064.04 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $758,907 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.4% were experienced primarily during April in the global interest rate futures markets as a portion of previously recorded profits was given back from long positions in U.S. and European interest rate futures as prices reversed sharply lower, after trending higher earlier in 2001, as investors deserted fixed income securities in an asset shift to equities. Losses were also recorded from short positions in U.S. interest rate futures as prices moved higher in a flurry of flight-to-quality buying spawned by Middle East instability on June 22nd and in anticipation of the Federal Reserve interest rate cut in late June. Additional losses were recorded during the third week of June from short positions in German interest rate futures as prices increased following a drop in German business confidence data and signs that inflation might have peaked in that region, which reinforced the prospects of European interest rate cuts. In the global stock index futures markets, losses of approximately 2.3% were incurred primarily during the first half of April from short positions in DAX and Hang Seng Index futures as prices reversed higher on renewed hopes that the worst may have been over for badly beaten technology and telecom stocks. During May and June, additional losses were recorded from DAX Index futures positions as prices generally moved in an erratic, directionless pattern on conflicting economic information and investor sentiment. In the soft commodities markets, losses of approximately 2.0% were recorded primarily during April from short sugar futures positions as prices increased on technical factors. These losses were partially offset by gains of approximately 1.0% recorded in the energy markets primarily during May from short natural gas futures positions as prices declined on rising U.S. natural gas inventories. In the agricultural markets, profits of approximately 0.4% were recorded from short corn futures positions as prices decreased on forecasts for wet, cool weather conditions in the U.S. midwest and on reports of declining demand. Total expenses for the three months ended June 30, 2001 were $321,239, resulting in a net loss of $1,080,146. The net asset value of a Unit decreased from $1,132.03 at March 31, 2001 to $1,036.09 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,041,315 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.6% were recorded in the currency markets throughout a majority of the second quarter from long positions in the Mexican peso as its value strengthened relative to the U.S. dollar. Additional gains were recorded throughout a majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. In the global stock index futures markets, gains of approximately 2.8% were recorded primarily during February and March from short positions in Hong Kong, U.S. and European stock index futures as prices declined on weakness in high technology issues and fears of a cooling global economic environment. These gains were partially offset by losses of approximately 2.6% recorded in the global interest rate futures markets primarily during April as a portion of previously recorded profits was given back from long positions in U.S. and European interest rate futures as prices reversed sharply lower, after trending higher earlier in 2001, as investors deserted fixed income securities in an asset shift to equities. Losses were also recorded from short positions in U.S. interest rate futures as prices moved higher in a flurry of flight-to-quality buying spawned by Middle East instability on June 22nd and in anticipation of the Federal Reserve interest rate cut in late June. Additional losses were recorded during the third week of June from short positions in German interest rate futures as prices increased following a drop in German business confidence data and signs that inflation might have peaked in that region, which reinforced the prospects of European interest rate cuts.
In the energy markets, losses of approximately 2.2% were recorded throughout the first six months of the year from crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the soft commodities markets, losses of approximately 1.2% were recorded primarily during April from short sugar futures positions as prices increased on technical factors. Total expenses for the six months ended June 30, 2001 were 679,492, resulting in net income of $361,823. The net asset value of a Unit increased from $1,005.36 at December 31, 2000 to $1,036.09 at June 30, 2001.

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At

June 30, 2002 and 2001, the Partnership's total capitalization was approximately $10 million and $11 million, respectively.


	Primary Market           June 30, 2002	     June 30, 2001
     Risk Category	  	     Value at Risk	     Value at Risk

Interest Rate	(2.38)%	(1.48)%
Currency	(1.90)	(2.39)
Equity	(1.87)	(0.97)
Commodity	(0.88)	(1.41)
Aggregate Value at Risk	(3.56)%	(2.91)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VAR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate	(2.38)%	(0.99)%	(1.60)%
Currency   	(2.04)	(0.60)	(1.37)
Equity	(1.87)	(0.33)	(1.00)
Commodity	(1.72)	(0.55)	(0.97)
Aggregate Value at Risk	(3.56)%	(2.02)%	(2.71)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposure and on an aggregate basis at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 78% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2002 was to the global interest rate sector. Exposure was primarily spread across the European, U.S. and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's second largest exposure at June 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2002, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The equity market exposure at June 30, 2002 was in the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's greatest exposures were to the Hang Seng (China), NASDAQ (U.S.) and the Nikkei (Japan) stock indices.

The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices.
Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At June 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets.

Soft Commodities and Agriculturals.  At June 30, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was in the coffee, sugar and cotton markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as nickel, copper, zinc and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors have, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2002 were in euros, Hong Kong dollars and British pounds. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated
as of November 7, 1991, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership's
Registration Statement on Form S-1.
10.01	Management Agreements among the Partnership, Demeter
Management Corporation and A.O. Management, Inc., Chang
Crowell and Millburn each dated as of December 31, 1991,
are incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1.
10.02	Management Agreement among the Partnership, Demeter
Management Corporation and ELM Financial Incorporated,
dated as of May 1, 1994, is incorporated by reference to
Exhibit 10.03 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1994.
10.03	Management Agreement among the Partnership, Demeter
Management Corporation and EMC Capital Management, Inc.,
dated as of June 1, 1994, is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1994.
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K/A (File No. 0-19901) filed
with the Securities and Exchange Commission on March 29,
2002.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K/A (File No. 0-19901) filed with the Securities and Exchange
Commission on March 29, 2002.

10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of
the Partnership's Form 8-K/A (File No. 0-19901) filed
with the Securities and Exchange Commission on March 29,
2002.
10.07	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership's Form 8-K/A (file
No. 0-19901) filed with the Securities and Exchange
Commission on March 29, 2002.
10.08	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K/A (File No. 0-19901) filed with the Securities and Exchange Commission on March 29, 2002.
99.01	Certification of Periodic Financial Reports.

(B)  Reports on Form 8-K - None.

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




                        Dean Witter Global Perspective
                         Portfolio L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2002         By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Global Perspective Portfolio L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Global Perspective Portfolio L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond
E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 14, 2002