Form 10-Q
period 2002-09-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2002-11-14
CIK 880958

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-19901

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3642323
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center
Plaza Two, 1st Floor, Jersey City, NJ     	   	  07311
(Address of principal executive offices)	  	     (Zip Code)

Registrant's telephone number, including area code (201) 209-8400


825 Third Avenue, 8th Floor, New York, NY 10022

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the
	  Nine Months Ended 	September 30, 2002 and 2001 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)....................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36

Item 4.	Controls and Procedures.............................36-37


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................38

Item 5.	Other Information...................................38-40

Item 6.	Exhibits and Reports on Form 8-K....................40-42


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  September 30,	     December 31,
                     2002        	        2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	11,109,661	9,974,326

	Net unrealized gain on open contracts (MS & Co.) 	877,009	    454,205
	Net unrealized loss on open contracts (MSIL)	    (109,973)	      (73,956)

	Total net unrealized gain on open contracts	      767,036	     380,249

	     Total Trading Equity	11,876,697	10,354,575

Due from Morgan Stanley DW	65,573	27,333
Interest receivable (Morgan Stanley DW)	       12,707	        12,312

	     Total Assets	 11,954,977	    10,394,220

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	60,902	106,389
	Accrued management fees	       28,200	     25,957
	Accrued incentive fees	11,251	-
	Accrued administrative expenses	         7,026	         11,275

		Total Liabilities	     107,379	      143,621

Partners' Capital

	Limited Partners (9,207.002 and
		10,128.258 Units, respectively)	11,649,528	10,036,592
	General Partner (156.541 and
		215.962 Units, respectively)	     198,070	      214,007

		Total Partners' Capital	11,847,598	 10,250,599

		Total Liabilities and Partners' Capital	11,954,977	   10,394,220


NET ASSET VALUE PER UNIT	    1,265.29	         990.95

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	         2002        	         2001
	        $	   $
REVENUES
	Trading profit (loss):
		Realized	2,181,186	740,172
		Net change in unrealized	    (688,892)	      68,292
				1,492,294	808,464
	Proceeds from litigation settlement	      675,411	         -

			Total Trading Results 	2,167,705	808,464

	Interest income (Morgan Stanley DW)	       37,017	      73,971

			Total	  2,204,722	    882,435


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	163,716	195,071
	Management fees	82,876	85,706
	Transaction fees and costs	16,081	27,207
	Incentive fees	       11,251	       45,673
	Administrative expenses	         7,026	       7,124

			Total 	     280,950	   360,781

NET INCOME	  1,923,772	      521,654


NET INCOME ALLOCATION

		Limited Partners	1,885,495	511,224
		General Partner	38,277	10,430


NET INCOME PER UNIT

		Limited Partners                                                                        201.25	48.29
		General Partner                                                                         201.25	48.29


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	             2002         	          2001
	      $	$
REVENUES
	Trading profit (loss):
		Realized	2,260,599	2,912,645
		Net change in unrealized	    386,787	   (1,262,413)
				2,647,386	1,650,232
	Proceeds from litigation settlement	    675,411	           -

			Total Trading Results 	3,322,797	1,650,232

	Interest income (Morgan Stanley DW)	     101,858	    273,518

			Total	  3,424,655	 1,923,750


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	480,634	580,490
	Management fees	227,253	264,468
	Transaction fees and costs	59,350	78,514
	Administrative expenses	19,028	21,984
	Incentive fees	       11,251	     94,817

			Total 	     797,516	 1,040,273


NET INCOME	  2,627,139	    883,477


NET INCOME ALLOCATION

		Limited Partners	2,573,076	  866,410
		General Partner	54,063	17,067


NET INCOME PER UNIT

		Limited Partners	274.34	79.02
		General Partner	274.34	79.02

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	      Interest      	   Partners   	  Partner  	     Total
		$	$	$

Partners' Capital,
   December 31, 2000	11,598.906	11,443,935	217,119	11,661,054

Net Income	-       	866,410	17,067	883,477

Redemptions	   (841.622)	   (879,496)	                 -                   (879,496)

Partners' Capital,
	September 30, 2001	10,757.284	11,430,849	  234,186	11,665,035





Partners' Capital,
	December 31, 2001	10,344.220	10,036,592	214,007	10,250,599

Net Income	-       	2,573,076	54,063	  2,627,139

Redemptions	    (980.677)	    (960,140)	  (70,000)	(1,030,140)

Partners' Capital,
	September 30, 2002	9,363.543	11,649,528	  198,070	11,847,598













The accompanying notes are an integral part of these financial statements.

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	2,627,139	883,477
Noncash item included in net income:
	Net change in unrealized	(386,787)	1,262,413

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(38,240)	(49,165)
	Interest receivable (Morgan Stanley DW)	(395)	22,119

Increase (decrease) in operating liabilities:
	Accrued management fees	2,243	(32)
	Accrued incentive fees	11,251	      45,673
	Accrued administrative expenses	        (4,249)	       2,454

Net cash provided by operating activities	  2,210,962	 2,166,939


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(45,487)	(17,099)
Redemptions of Units	  (1,030,140)	   (879,496)

Net cash used for financing activities	  (1,075,627)	   (896,595)

Net increase in cash	1,135,335	1,270,344

Balance at beginning of period	   9,974,326	  9,831,603

Balance at end of period	  11,109,661	11,101,947







	The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors for the Partnership are

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

EMC Capital Management, Inc. and Millburn Ridgefield Corporation
(collectively, the "Trading Advisors").

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $675,411 as of August 31, 2002.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on the average yield on 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Sep. 30, 2002	834,731	(67,695)	767,036	Jun. 2003	Dec. 2002
Dec. 31, 2001	111,366	268,883	380,249	Jun. 2002	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $11,944,392 and $10,085,692 at September 30, 2002 and December 31, 2001,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $2,204,722 and posted an increase in net asset value per Unit. The most significant gains of approximately 12.4% were recorded in the global interest rate futures markets from previously established long positions in U.S. and European interest rate futures, as prices trended higher, due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Additional gains of approximately 5.1% were recorded in the global stock index futures markets, primarily during July and August, from short positions in Pacific Rim, European, and U.S. stock index futures as prices weakened amid suspicions regarding corporate accounting practices and global political and economic uncertainty. A portion of the Partnership's overall gains was offset by losses of approximately 3.6% in the currency markets from long positions in the Japanese yen and euro relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a strong dollar policy by the Bush Administration during July and the persistence of trendless price activity during August and September. In the metals markets, losses of approximately 1.4% were recorded from positions in zinc and silver futures as prices in both markets moved erratically. Smaller losses of approximately 1.3% were recorded in the agricultural markets from long positions in cotton and coffee futures as prices reversed lower amid supply and demand concerns. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $675,411 as of August 31, 2002. Total expenses for the three months ended September 30, 2002 were $280,950, resulting in net income of $1,923,772. The net asset value of a Unit increased from $1,064.04 at June 30, 2002 to $1,265.29 at September 30,
2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $3,424,655 and posted an increase in net asset value per Unit.
The most significant gains of approximately 9.2% were recorded in the currency markets, primarily during May and June, from previously established long positions in the euro, Japanese yen, and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling U.S. equity prices and increased tensions in the Israeli-Palestinian conflict. Gains of approximately 9.1% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. Additional gains of approximately 5.4% were recorded in the global stock index futures markets from short positions in European and U.S. stock index futures as prices continued to trend lower due to suspicions regarding corporate accounting practices and weak economic data. A portion of the Partnership's overall gains was offset by losses of approximately 5.0% in the agricultural markets primarily from positions in sugar and coffee futures as prices moved without consistent direction amid supply and demand concerns. Smaller losses of approximately 2.1% were recorded in the metals markets from positions in aluminum, copper, and zinc futures as trendless price activity persisted throughout the period. Total expenses for the nine months ended September 30, 2002 were $797,516, resulting in net income of $2,627,139. The net asset value of a Unit increased from $990.95 at December 31, 2001 to $1,265.29 at September 30, 2002.


For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $882,435 and posted an increase in net asset value per Unit. The most significant gains of approximately 11.6% were recorded throughout a majority of the quarter in the global stock index futures markets from short positions in DAX, Hang Seng and Nikkei Index futures as equity prices decreased on corporate profit warnings and amid worries regarding global economic uncertainty. In the metals markets, gains of approximately 2.1% were recorded primarily during July from short positions in aluminum, zinc, nickel and copper futures as base metal prices declined on waning demand prompted by weak U.S. economic data. These gains were partially offset by losses of approximately 5.7% experienced in the energy markets primarily during August from short positions in crude oil and unleaded gas futures as prices rose as a result of declining inventories and growing tensions in the Middle East. Additional losses in these same markets were recorded during September from long futures positions as oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. Smaller losses of approximately 4.6% were recorded in the currency markets primarily during September from cross-rate transactions involving the euro relative to the British pound. During August, additional currency losses were experienced from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to Japanese repatriation of assets and the weakness in the U.S. resulting from economic pessimism. Long Japanese yen positions experienced additional losses during September as the value of the yen reversed lower and the U.S. dollar strengthened amid optimistic economic data and the Bank of Japan's surprising interventions. Total expenses for the three months ended September 30, 2001 were $360,781, resulting in net income of $521,654. The net asset value of a Unit increased from $1,036.09 at June 30, 2001 to $1,084.38 at September 30,
2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,923,750 and posted an increase in net asset value per Unit.
The most significant gains of approximately 14.7% were recorded in the global stock index futures markets primarily during February and March and throughout a majority of the third quarter from short positions in DAX, Hang Seng and Nikkei Index futures as equity prices declined on weakness in high technology issues and fears regarding global economics uncertainty. These gains were partially offset by losses of approximately 7.7% recorded in the energy markets during the first three quarters from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and global demand. In the global interest rate futures markets, losses of approximately 2.2% were experienced primarily during April from long positions in European interest rate futures as prices reversed sharply lower, after trending higher earlier in the year, as investors deserted fixed income securities in an asset shift to equities. Smaller losses of approximately 1.7% were recorded primarily during April in the soft commodities markets from short sugar futures positions as prices increased on technical factors. Total expenses for the nine months ended September 30, 2001 were $1,040,273, resulting in net income of $883,477. The net asset value of a Unit increased from $1,005.36 at December 31, 2000 to $1,084.38 at September 30,
2001.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001.

At both September 30, 2002 and 2001, the Partnership's total capitalization was approximately $12 million.


	Primary Market      September 30, 2002   September 30, 2001
Risk Category	        Value at Risk        Value at Risk

     Interest Rate               (1.54)%            (1.14)%
     Equity                      (1.09)             (0.95)
     Currency                    (1.02)             (0.93)
     Commodity                   (1.69)             (0.73)
     Aggregate Value at Risk	     (2.85)%            (2.02)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.

Primary Market Risk Category       High       Low      Average
Interest Rate	(2.38)%	(0.99)%	(1.70)%
Equity	(1.87)	(0.33)	(1.04)
Currency   	(2.04)	(0.60)	(1.39)
Commodity	(1.72)	(0.55)	(1.21)
Aggregate Value at Risk	(3.56)%	(2.34)%	(2.92)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposure and on an aggregate basis at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 84% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2002 was to the global interest rate sector. Exposure was primarily spread across the European, U.S. and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The Partnership's equity market exposure at September 30, 2002 was to the global stock index sector, primarily to price
risk in the G-7 countries.   The stock index futures traded by
the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposures were to the Hang Seng (Hong Kong), NASDAQ (U.S.) and S&P 500 (U.S.) stock indices. The Partnership was exposed to the risk of adverse price trends or static markets in these indices.
 Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Currency. The Partnership's currency exposure at September 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.  The Partnership's metals exposure at September 30,
2002 was to fluctuations in the price of precious metals, such as gold, and base metals, such as aluminum, zinc, copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Advisors have, from time to time, taken positions as market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was in sugar, cotton and soybeans and its related products. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2002 were in euros, Hong Kong dollars and British pounds. The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  CONTROLS AND PROCEDURES
   (a)	As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

   (b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5. OTHER INFORMATION
Changes in Management
The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and

Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and in September 2002 was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated
as of November 7, 1991, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership's
Registration Statement on Form S-1.
10.01	Management Agreements among the Partnership, Demeter
Management Corporation and A.O. Management, Inc., Chang
Crowell and Millburn each dated as of December 31, 1991,
are incorporated by reference to Exhibit 10.02 of the
Partnership's Registration Statement on Form S-1.
10.02	Management Agreement among the Partnership, Demeter
Management Corporation and ELM Financial Incorporated, dated as of May 1, 1994, is incorporated by reference to
Exhibit 10.03 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1994.

10.03	Management Agreement among the Partnership, Demeter
Management Corporation and EMC Capital Management, Inc.,
dated as of June 1, 1994, is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1994.
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K/A (File No. 0-19901) filed
with the Securities and Exchange Commission on March 29,
2002.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K/A (File No. 0-19901) filed with the Securities and Exchange
Commission on March 29, 2002.
10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of
the Partnership's Form 8-K/A (File No. 0-19901) filed
with the Securities and Exchange Commission on March 29,
2002.
10.07	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership's Form 8-K/A (file
No. 0-19901) filed with the Securities and Exchange
Commission on March 29, 2002.
10.08	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K/A (File No. 0-19901) filed with
the Securities and Exchange Commission on March 29, 2002.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, general partner of the Partnership.

99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.

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




                        Dean Witter Global Perspective
                         Portfolio L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.		Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

     a)		all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 14, 2002	/s/	Jeffrey A. Rothman
	     Jeffrey A. Rothman
	     President, Demeter Management
	     Corporation, general partner
	     of the Partnership

CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.		Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.		Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

     a)		all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/Jeffrey D. Hahn
	   Jeffrey D. Hahn
	   Chief Financial Officer,
	   Demeter Management Corporation,
	   general partner of the
	   Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Global Perspective Portfolio L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Jeffrey A. Rothman

Name:	    	Jeffrey A. Rothman
Title:   	President

Date:	    	November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Global Perspective Portfolio L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2002