Form 10-K
period 2002-12-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2003-03-31
CIK 880958

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-19901

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        			 	13-3642323
(State or other jurisdiction of			   	    (I.R.S. Employer
incorporation or organization)			 	  	   Identification No.)

Demeter Management Corporation
825 Third Avenue, 9th Floor
New York, NY                                                    10022
(Address of principal executive offices)		 		(Zip Code)

Registrant's telephone number, including area code     	   (212) 310-6444


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
Title of each class  						on which registered

		None								    None

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]


State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $10,650,291 at January 31, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2002
                                                                   Page No.
DOCUMENTS INCORPORATED BY REFERENCE  . . . . . . . . . . . . . . . . . . 1

Part I .

  Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . 2-5

  Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . 5

  Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 5

  Item  4.  Submission of Matters to a Vote of Security Holders. . . . . 5

Part II.

  Item  5.  Market for the Registrant's Partnership Units
            and Related Security Holder Matters  . . . . . . . . . . . . 6

  Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . .   7

  Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . .  8-21

  Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk  . . . . . . . . . . . . . . . . . . . . . . 21-34

  Item  8.  Financial Statements and Supplementary Data. . . . . . . 34-35

  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure  . . . . . . . . . . . .35
Part III.

  Item 10.  Directors and Executive Officers of the Registrant . . . 36-40

  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .   .41

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . .  41

  Item 13.  Certain Relationships and Related Transactions . . . . . 41-42

  Item 14.  Controls and Procedures. . . . . . . . . . . . . . . . . .  42
Part IV.

  Item 15.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 43-44


DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                 Part of Form 10-K


	Partnership's Prospectus dated December
  	31, 1991, together with the Supplement
	to the Prospectus dated April 27, 1992	           I

	Annual Report to the Dean Witter
	Global Perspective Portfolio L.P.
	Limited Partners for the year ended
	December 31, 2002	    II, III and IV




       PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter Global Perspective Portfolio L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests including foreign currencies, financial instruments, metals, energy products and agriculturals. The Partnership commenced operations on March 1, 1992.

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc. and Millburn Ridgefield Corporation, (collectively, the "Trading Advisors").

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2002 was $1,122.90, representing an increase of 13.32 percent from the net asset value per Unit of $990.95 at December 31, 2001. For a more detailed description of the Partnership's business, see subparagraph (c).

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
				 "State and Local Income
			  Tax Aspects" (Pages 81-
			  89 of the Prospectus).

(d) 	Financial Information about Geographic Areas.  The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an internet website, however, the SEC maintains a website that
       contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third
Avenue, 9th Floor, New York, NY  10022.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

      	PART II

Item 5. 	MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
RELATED SECURITY HOLDER MATTERS

(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2002 was approximately 1,255.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on March 1, 1992. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.


Item 6.  SELECTED FINANCIAL DATA (in dollars)


                                           For the Years Ended December 31,
	                       2002         2001         2000           1999   	     1998  .
Revenues
(including interest)	 2,364,444	   1,209,340	    1,436,980	   268,597	  4,169,027

Net Income (Loss)	   	 1,292,994	    (108,264)	148,781	(1,674,974)	  2,022,979

Net Income (Loss)
Per Unit (Limited
& General Partners) 	    131.95	      (14.41)	  35.18	   (105.82)	     108.77

Total Assets			10,429,377	  10,394,220	   11,818,856	15,203,903	 19,185,631


Total Limited
Partners' Capital	 	10,145,386	  10,036,592	   11,443,935	14,636,245	 18,754,867

Net Asset Value Per
Unit 			 	  1,122.90	      990.95	     1,005.36	    970.18	   1,076.00

       Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity. - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the
       daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is
       not possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations.
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different
       times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used
       relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.


At December 31, 2002, the Partnership's total capital was
$10,321,166, an increase of $70,567 from the Partnership's total capital of $10,250,599 at December 31, 2001. For the year ended
December 31, 2002, the Partnership generated net income of $1,292,994 and total redemptions aggregated $1,222,427.

For the year ended December 31, 2002, the Partnership recorded total trading revenues, including interest income, of $2,364,444 and posted an increase in net asset value per Unit. The most significant gains of approximately 9.9% were recorded in the currency markets from long positions in the euro, New Zealand dollar, and Swiss franc relative to the U.S. dollar as the value of the dollar weakened during the second and fourth quarter amid investors' fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy. Additional gains of approximately 2.0% were recorded in the global stock index futures markets from short positions in U.S. and European stock index futures as prices continued to trend lower throughout a majority of the year due to suspicions regarding corporate accounting practices, weak economic data, and geopolitical uncertainty. Smaller gains of approximately 1.7% were recorded in the global interest rate futures markets from long positions in European and U.S. interest rate futures as prices trended
       higher during the period from June through September, and again in December, amid continued uncertainty in the equity markets and negative economic data. A portion of the Partnership's gains was offset by losses of approximately 6.3%, incurred in the agricultural futures markets from positions in sugar, cotton, and coffee futures as prices moved without consistent direction throughout a majority of the year amid shifting supply and demand concerns. Additional losses of approximately 3.8% were recorded in the metals futures markets from positions in aluminum and zinc futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year. Total expenses for the year were $1,071,450, resulting in net income of $1,292,994. The net asset value of a Unit increased from $990.95 at December 31, 2001 to $1,122.90 at December 31, 2002.

At December 31, 2001, the Partnership's total capital was
$10,250,599, a decrease of $1,410,455 from the Partnership's total capital of $11,661,054 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated a net loss of $108,264 and total redemptions aggregated $1,302,191.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $1,209,340 and, after expenses, posted a decrease in net asset value per Unit.
       The most significant losses of approximately 8.4% were recorded in the energy markets primarily from futures positions in crude oil and its refined products as a result of volatility in oil prices due to a continually changing outlook for supply, production, and global demand. Losses of approximately 4.2% were also experienced primarily during the second and fourth quarters from long positions in European, Japanese and Australian interest rate futures as investors deserted fixed income securities in favor of equities. Additional losses of approximately 2.8% were experienced in soft commodities from short positions in sugar futures as prices reversed higher on supply concerns and from long positions in cocoa futures as prices declined due to an increase in warehouse stockpiles. In the currency markets, small losses of approximately 0.5% were recorded, as gains experienced during the fourth quarter from short positions in the Japanese yen were insufficient to offset earlier losses recorded from long positions in the euro versus the U.S. dollar, the British pound and the Norwegian krone. Additional losses were also recorded in both the British pound and the Australian dollar versus the U.S. dollar as conflicting economic reports caused trendless pricing patterns. Smaller losses of approximately 1.0% were recorded in the metals sector from long positions in gold futures as prices reversed lower on the heels of sharp gains in the U.S. stock market. A portion of the Partnership's losses was offset by gains of approximately 11.0% experienced in the global stock index futures markets from short positions in DAX, Hang Seng, and Nikkei index
       futures as equity prices generally declined on weakness in high technology issues and fears regarding global economic uncertainty. Total expenses for the year were $1,317,604, resulting in a net loss of $108,264. The net asset value of a Unit decreased from $1,005.36 at December 31, 2000 to $990.95 at December 31, 2001.


At December 31, 2000, the Partnership's total capital was
$11,661,054, a decrease of $3,184,713 from the Partnership's total capital of $14,845,767 at December 31, 1999. For the year ended
December 31, 2000, the Partnership generated net income of $148,781, and total redemptions aggregated $3,333,494.

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income, of $1,436,980 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.6% were recorded in the energy markets as long futures positions in both crude oil and its refined products proved profitable during the first quarter on growing speculation that OPEC would extend production cuts. Additional gains of approximately 3.2% resulted from long positions in natural gas futures as prices skyrocketed to all-time highs during the fourth quarter on cold winter weather across much of the U.S. and due to continued concerns regarding supply. Gains of approximately 2.0% were also experienced from long positions in sugar futures as prices trended to 22-month
       highs during June due to strong demand and declining
production from Brazil. Smaller gains of approximately 1.0% were experienced in the fourth quarter from long positions in the euro as the value of the European common currency strengthened relative to the U.S. dollar on concerns about slowing U.S. growth and persistent declines in U.S. stocks. A portion of the Partnership's gains was offset by losses of approximately 4.1% experienced in global stock index futures markets as the Partnership experienced difficulty trading Asian and Australian stock indices throughout the first half of the year. Losses of approximately 3.4% were also recorded in the metals markets as erratic price activity resulted in the predominance of trendless markets. Total expenses for the year were $1,288,199, resulting in net income of $148,781. The net asset value of a Unit increased from $970.18 at December 31, 1999 to $1,005.36 at December 31, 2000.

The Partnership's overall performance record represents varied results of trading in different futures, forwards, and options markets. For an analysis of unrealized gains and (losses) by contract type and a further description of 2002 trading results, refer to the "Letter to the Limited Partners" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

       The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards and options in a portfolio of financial instruments, agricultural commodities, energy products, foreign currencies, interest rates, precious and base metals, soft commodities, and stock indices. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

In addition to the Trading Advisors' internal controls, each Trading Advisor must comply with the trading policies of the Partnership. These trading policies include standards for liquidity and leverage with which the Partnership must comply. The Trading Advisors and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies. Demeter may require the Trading Advisors to modify
       positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

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

There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and
       Demeter and the commodity brokers will not indemnify the
Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

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

Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures
       contracts and require, in addition, a minimum amount of diversification in the Partnership's trading, usually over several different products. One of the aims of such trading policies has been to reduce the credit exposure of the Partnership to a single exchange and, historically, the Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total net assets. On those relatively few occasions where the Partnership's credit exposure may climb above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the Limited Partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

       Inflation has not been a major factor in the Partnership's operations.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the
       markets, and the liquidity of the markets.  At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the
       Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this
       portfolio are estimated to exceed the VaR only one day in
100. VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may
       not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2002 and 2001. At both December 31, 2002 and 2001, the Partnership's total capitalization was approximately $10 million.

     Primary Market 	December 31, 2002	December 31, 2001
     Risk Category	  	  Value at Risk	  Value at Risk

Currency				(2.05)%			(2.04)%
Interest Rate		 	(2.01)			(0.99)
Equity				(0.72)			(0.33)
Commodity				(1.37)			(0.55)
Aggregate Value at Risk	(3.17)%			(2.34)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR for the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

       The table above represents the VaR of the Partnership's open positions at December 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2002 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2002 through December 31, 2002.

Primary Market Risk Category     High         Low        Average
Currency                        (2.05)%		(0.60)%	   (1.39)%
Interest Rate    			  (2.38)		(1.54)	   (1.95)
Equity		  			  (1.87)		(0.72)	   (1.14)
Commodity      	 		  (1.72)		(0.88) 	   (1.41)
Aggregate Value at Risk		  (3.56)%		(2.85)%	   (3.13)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
       15% of contract face value. Additionally, the use of
leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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
may provide only limited insight into losses that could be incurred under certain unusual market movements.
The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2002 and 2001, and for the end of the four quarterly reporting periods during calendar year 2002.
Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 87% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

       Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the
       Partnership.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2002 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure at December 31, 2002 was to the global interest rate sector. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries' interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The primary equity exposure at December 31, 2002 was to price risk in the G-7 countries. The stock index futures traded
       by the Partnership are by law limited to futures on
broadly-based indices. At December 31, 2002, the Partnership's primary exposures were to the Hang Seng (Hong Kong), NASDAQ (U.S.) and Nikkei (Japan) stock indices. The Partnership was exposed to the risk of adverse price trends or static markets in the U.S., European, and Hong Kong stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At December 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at December 31, 2002 was to fluctuations in the price of precious metals such as gold, and base metals, such as aluminum, zinc and copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price
       movements in these markets.  The Trading Advisors,
from time to time, take positions as market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At December 31, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn and sugar markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at December 31, 2002 were in euros, Hong Kong dollars and British pounds. The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

            Supplementary data specified by Item 302 of
Regulation S-K:

Summary of Quarterly Results (Unaudited)



Quarter		  Revenues/	     Net    	     Net Income/
Ended		     (Net Losses)	Income/(Loss) 	   (Loss) Per Unit

2002
March 31 	    $  (406,023)     $  (656,882)	   	 $ (63.65)
June 30         1,625,956	        1,360,249		   136.74
September 30    2,204,722	        1,923,772	  	   201.25
December 31    (1,060,211)    	  (1,334,145)		  (142.39)

Total		    $ 2,364,444	      $ 1,292,994	 	 $ 131.95

2001
March 31 	    $ 1,800,222	      $ 1,441,969	   	 $ 126.67
June 30	  	  (758,907)      (1,080,146)		   (95.94)
September 30      882,435	          521,654	  	    48.29
December 31      (714,410)        (991,741)	  	   (93.43)

Total		    $ 1,209,340	      $  (108,264)	 	 $ (14.41)



Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Robert E. Murray, age 42, is the Managing Director of the Strategic Products Group at Morgan Stanley and Chairman of the Board of Directors of Demeter Management Corporation, a leading commodity pool operator with approximately $1.7 billion in assets across a variety of U.S. and international public and private managed futures funds. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 18 years. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Murray served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

Jeffrey A. Rothman, age 41, is the President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley
       Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 35 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mitchell M. Merin resigned his position as a Director of Demeter.

Joseph G. Siniscalchi, age 57, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 61, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the
       Product Development Group at Morgan Stanley Dean Witter
Investment Advisors Inc., an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department, specializing in coverage of regulated industries and subsequently served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received an M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 51, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 46, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director of Global Products & Services at Morgan Stanley. He previously served as Chief Accounting Officer
       of Morgan Stanley Dean Witter Asset Management.  From July
1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in Finance from the University of Chicago.

Anthony J. DeLuca, age 40, is a Director of Demeter. Mr. DeLuca is also a Director of Morgan Stanley Futures & Currency Management Inc. Mr. DeLuca was appointed the Controller of Asset Management for Morgan Stanley in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had Morgan Stanley as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Frank Zafran, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and in September 2002 was named Chief Administrative Officer of Morgan Stanley's Global Products & Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the
       Insurance Department, including Senior Operations Officer
- Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Raymond E. Koch resigned his position as Chief Financial Officer of Demeter.

Jeffrey D. Hahn, age 45, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and ventures capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

       Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2002, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2002,
Demeter owned 156.541 Units of general partnership interest in the Partnership, representing a 1.7 percent interest in the Partnership.

(c)	Changes in Control - None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan
       Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $649,478 for the year ended
December 31, 2002.

Item 14.  CONTROLS AND PROCEDURES
(a)	As of a date within 90 days of the filing date of this annual report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures (as defined in Rules 13a-
14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the Partnership's
internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

       PART IV
Item 15. 	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
		FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002 are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for
the years ended December 31, 2002, 2001 and 2000.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2002 and 2001.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2002, 2001 and
2000.

-	Notes to Financial Statements.
With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2002 is not deemed to be filed with this report.

2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K
No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

(c)	Exhibits
Refer to Exhibit Index on Page E-1 to E-2.



	       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner


March 31, 2003			BY: /s/	Jeffrey A. Rothman
				 		Jeffrey A. Rothman,
					  		Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/    Robert E. Murray                			March 31, 2003
           Robert E. Murray, Director
           and Chairman

    /s/	Jeffrey A. Rothman                  		March 31, 2003
	  	Jeffrey A. Rothman, Director
		and President

    /s/ 	Joseph G. Siniscalchi             		March 31, 2003
	 	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III             		March 31, 2003
	  	Edward C. Oelsner III, Director

    /s/    Richard A. Beech                 			March 31, 2003
           Richard A. Beech, Director

    /s/    Raymond A. Harris   	           		March 31, 2003
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                			March 31, 2003
           Anthony J. DeLuca, Director

    /s/    Frank Zafran                			March 31, 2003
           Frank Zafran, Director

    /s/  	Jeffrey D. Hahn		             		March 31, 2003
	    	Jeffrey D. Hahn,
	  	Chief Financial Officer



       CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   March 31, 2003             /s/Jeffrey A. Rothman
		Jeffrey A. Rothman
		President, Demeter Management
		Corporation, general partner
		of the registrant

       CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:   March 31, 2003            /s/Jeffrey D. Hahn
                                     Jeffrey D. Hahn
                                     Chief Financial Officer,
                                     Demeter Management Corporation,
                                     general partner of the
                                     registrant



	       EXHIBIT INDEX

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

10.07	Foreign Exchange and Options Master Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit
10.05 of the Partnership's Form 8-K/A (File No. 0-19901) filed in the Securities and Exchange Commission on March 29, 2002.

10.08	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K/A (File No.
0-19901) filed with the Securities and Exchange Commission on March 29, 2002.

13.01	Annual Report to Limited Partners for the year ended
December 31, 2002 is filed herewith.

99.01	Certification of President of Demeter Management
Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                               EXHIBIT 99.01


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Dean Witter Global Perspective Portfolio L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.














By:	  /s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		March 31, 2003

									            EXHIBIT 99.02


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Dean Witter Global Perspective Portfolio L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.










By:	  /s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		March 31, 2003

                           Global
                           Perspective
                           Portfolio

       December 31, 2002
       Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for the Fund. Past performance is not necessarily indicative of future results.

                                                                                             INCEPTION-
                                                                                              TO-DATE   ANNUALIZED
                               1992   1993   1994  1995 1996 1997 1998 1999  2000 2001  2002   RETURN     RETURN
FUND                            %      %      %     %    %    %    %    %     %    %     %       %          %
------------------------------------------------------------------------------------------------------------------
Global Perspective Portfolio   4.6    (4.7) (31.6) 16.8 9.3  11.1 11.2 (9.8) 3.6  (1.4) 13.3    12.3       1.1
                             (10 mos)
------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
ANNUAL REPORT
2002

Dear Limited Partner:

  This marks the eleventh annual report for the Dean Witter Global Perspective Portfolio L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $990.95 and increased by 13.3% to $1,122.90 on December 31, 2002. The Fund has increased 12.3% since its inception of trading in March 1992 (a compound annualized return of 1.1%)

  Detailed performance information for the Fund is located in the body of the financial report. We provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

  The trading results by sector chart indicates the year's composite percentage returns generated by the specific assets dedicated to trading within each market sector in which the Fund participates. Please note that there is not an equal amount of assets in each market sector, and the specific allocations of assets by the Fund to each sector will vary over time within a predetermined range. Below the chart is a description of the factors that influenced trading gains and trading losses within the Fund during the year.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 825 Third Avenue, 9th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President
Demeter Management Corporation
General Partner

GLOBAL PERSPECTIVE PORTFOLIO

                                    [CHART]

                      Year ended December 31, 2002
                      ----------------------------
Currencies                     9.90%
Interest Rates                 1.72%
Stock Indices                  1.96%
Energies                       0.22%
Metals                        -3.84%
Agriculturals                 -6.27%


Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the currency markets, gains were recorded from long positions in the euro, New Zealand dollar, and Swiss franc relative to the U.S. dollar as the value of the dollar weakened during the second quarter, as well as late in the fourth quarter, amid investors' fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy.
.. In the global stock index futures market, gains were recorded from short positions in U.S. and European stock index futures as prices continued to trend lower throughout a majority of the year due to suspicions regarding corporate accounting practices, weak economic data, and geopolitical uncertainty.
.. In the global interest rate futures markets, gains resulted from long positions in European and U.S. interest rate futures as prices trended higher during the period from June through September, and again in December, amid continued uncertainty in the equity markets and negative economic data.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the agricultural futures markets, losses were incurred from positions in sugar, cotton, and coffee futures as prices moved without consistent direction throughout a majority of the year amid shifting supply and demand concerns.
.. In the metals futures markets, losses were recorded from positions in aluminum and zinc futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter Global Perspective Portfolio L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Global Perspective Portfolio L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 14, 2003

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    ----------------------
                                                       2002        2001
                                                    ----------  ----------
                                                        $           $
                                   ASSETS
     Equity in futures interests trading accounts:
       Cash                                          9,559,279   9,974,326
       Net unrealized gain on open contracts
        (MS&Co.)                                       935,504     454,205
       Net unrealized loss on open contracts
        (MSIL)                                        (114,187)    (73,956)
                                                    ----------  ----------
       Total net unrealized gain on open
        contracts                                      821,317     380,249
                                                    ----------  ----------
         Total Trading Equity                       10,380,596  10,354,575
     Due from Morgan Stanley DW                         40,623      27,333
     Interest receivable (Morgan Stanley DW)             8,158      12,312
                                                    ----------  ----------
         Total Assets                               10,429,377  10,394,220
                                                    ==========  ==========

                      LIABILITIES AND PARTNERS' CAPITAL

     LIABILITIES
     Redemptions payable                                75,746     106,389
     Accrued management fees                            26,057      25,957
     Accrued administrative expenses                     6,408      11,275
                                                    ----------  ----------
         Total Liabilities                             108,211     143,621
                                                    ----------  ----------

     PARTNERS' CAPITAL
     Limited Partners (9,035.012 and
      10,128.258 Units, respectively)               10,145,386  10,036,592
     General Partner (156.541 and 215.962
      Units, respectively)                             175,780     214,007
                                                    ----------  ----------
         Total Partners' Capital                    10,321,166  10,250,599
                                                    ----------  ----------
         Total Liabilities and Partners' Capital    10,429,377  10,394,220
                                                    ==========  ==========

     NET ASSET VALUE PER UNIT                         1,122.90      990.95

                                                    ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

STATEMENTS OF OPERATIONS

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    -------------------------------
                                                      2002       2001        2000
                                                    --------- ----------  ---------
                                                       $          $           $
REVENUES
Trading profit (loss):
 Realized                                           1,117,053  2,431,280    (65,193)
 Net change in unrealized                             441,068 (1,539,698)   932,922
                                                    --------- ----------  ---------
                                                    1,558,121    891,582    867,729
Proceeds from Litigation Settlement                   675,411     --          --
                                                    --------- ----------  ---------
   Total Trading Results                            2,233,532    891,582    867,729
Interest income (Morgan Stanley DW)                   130,912    317,758    569,251
                                                    --------- ----------  ---------
   Total                                            2,364,444  1,209,340  1,436,980
                                                    --------- ----------  ---------
EXPENSES
Brokerage commissions (Morgan Stanley DW)             649,478    749,037    807,298
Management fees                                       304,338    346,722    361,865
Transaction fees and costs                             80,948     98,208     91,326
Administrative expenses                                25,435     28,820     27,710
Incentive fees                                         11,251     94,817      --
                                                    --------- ----------  ---------
   Total                                            1,071,450  1,317,604  1,288,199
                                                    --------- ----------  ---------
NET INCOME (LOSS)                                   1,292,994   (108,264)   148,781
                                                    ========= ==========  =========
NET INCOME (LOSS) ALLOCATION:
Limited Partners                                    1,261,221   (105,152)   141,184
General Partner                                        31,773     (3,112)     7,597
NET INCOME (LOSS) PER UNIT:
Limited Partners                                       131.95     (14.41)     35.18
General Partner                                        131.95     (14.41)     35.18

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                            UNITS OF
                           PARTNERSHIP  LIMITED    GENERAL
                            INTEREST    PARTNERS   PARTNER     TOTAL
                           ----------- ----------  -------  ----------
                                           $          $          $
        Partners' Capital,
        December 31, 1999  15,302.058  14,636,245  209,522  14,845,767
        Net income             --         141,184    7,597     148,781
        Redemptions        (3,703.152) (3,333,494)    --    (3,333,494)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2000  11,598.906  11,443,935  217,119  11,661,054
        Net loss               --        (105,152)  (3,112)   (108,264)
        Redemptions        (1,254.686) (1,302,191)    --    (1,302,191)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2001  10,344.220  10,036,592  214,007  10,250,599
        Net income             --       1,261,221   31,773   1,292,994
        Redemptions        (1,152.667) (1,152,427) (70,000) (1,222,427)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2002   9,191.553  10,145,386  175,780  10,321,166
                           ==========  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

STATEMENTS OF CASH FLOWS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------
                                           2002        2001        2000
                                        ----------  ----------  ----------
                                            $           $           $
     CASH FLOWS FROM
      OPERATING ACTIVITIES
     Net income (loss)                   1,292,994    (108,264)    148,781
     Noncash item included in net
      income (loss):
       Net change in unrealized           (441,068)  1,539,698    (932,922)
     (Increase) decrease in operating
      assets:
       Due from Morgan Stanley DW          (13,290)     (4,087)     42,364
       Interest receivable
        (Morgan Stanley DW)                  4,154      31,748       9,152
     Increase (decrease) in operating
      liabilities:
       Accrued management fees                 100      (3,578)     (8,451)
       Accrued administrative expenses      (4,867)      6,605      (4,821)
                                        ----------  ----------  ----------
     Net cash provided by (used for)
      operating activities                 838,023   1,462,122    (745,897)
                                        ----------  ----------  ----------

     CASH FLOWS FROM
      FINANCING ACTIVITIES
     Decrease in redemptions payable       (30,643)    (17,208)   (187,062)
     Redemptions of Units               (1,222,427) (1,302,191) (3,333,494)
                                        ----------  ----------  ----------
     Net cash used for financing
      activities                        (1,253,070) (1,319,399) (3,520,556)
                                        ----------  ----------  ----------
     Net increase (decrease) in cash      (415,047)    142,723  (4,266,453)
     Balance at beginning of period      9,974,326   9,831,603  14,098,056
                                        ----------  ----------  ----------
     Balance at end of period            9,559,279   9,974,326   9,831,603
                                        ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $10,321,166             $                 $                     $
Foreign currency                                  247,213             4,889               252,102
Interest rate                                     323,976                --               323,976
Commodity                                         155,409             8,625               164,034
Equity                                            (15,490)           30,768                15,278
                                                  -------           -------               -------
 Grand Total:                                     711,108            44,282               755,390
                                                  =======           =======
 Unrealized Currency Gain                                                                  65,927
                                                                                          -------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                    821,317
                                                                                          =======

2001 PARTNERSHIP NET ASSETS: $10,250,599
Foreign currency                                   92,319           275,705               368,024
Interest rate                                     (17,980)           65,479                47,499
Commodity                                         (69,032)           34,632               (34,400)
Equity                                              6,281           (26,836)              (20,555)
                                                  -------           -------               -------
 Grand Total:                                      11,588           348,980               360,568
                                                  =======           =======
 Unrealized Currency Gain                                                                  19,681
                                                                                          -------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                    380,249
                                                                                          =======

FUTURES AND FORWARD CONTRACTS:                PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                ------------------------ -------------------------------
2002 PARTNERSHIP NET ASSETS: $10,321,166                 %
Foreign currency                                        2.44                    2,177,370,097
Interest rate                                           3.14                              615
Commodity                                               1.59                              251
Equity                                                  0.15                               46
                                                       -----
 Grand Total:                                           7.32
                                                       =====
 Unrealized Currency Gain

 Total Net Unrealized Gain per Statement of
   Financial Condition


2001 PARTNERSHIP NET ASSETS: $10,250,599
Foreign currency                                        3.59                      552,210,075
Interest rate                                           0.46                              430
Commodity                                              (0.33)                             167
Equity                                                 (0.20)                              45
                                                       -----
 Grand Total:                                           3.52
                                                       =====
 Unrealized Currency Gain

 Total Net Unrealized Gain per Statement of
   Financial Condition

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION.  Dean Witter Global Perspective Portfolio L.P. (the
"Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests (collectively, "futures interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  The trading advisors for the Partnership are EMC Capital Management, Inc. ("EMC") and Millburn Ridgefield Corporation ("Millburn").
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

USE OF ESTIMATES. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

unrealized gains and losses are reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays the Partnership interest income based upon 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts", reflected in the statements of financial condition consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.
  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis, at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of Net Assets.

OPERATING EXPENSES. The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

REDEMPTIONS. Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon five business days advance notice by redemption form to Demeter.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP. The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

LITIGATION SETTLEMENT. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator and received payment of this settlement award in the amount of $675,411 as of August 30, 2002.

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnership pays brokerage commissions to Morgan Stanley DW as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

--------------------------------------------------------------------------------
3. TRADING ADVISORS
Compensation to EMC and Millburn consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The Partnership pays a monthly management fee equal to 1/4 of 1% per month (a 3% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

INCENTIVE FEE. The Partnership pays a quarterly incentive fee to each trading advisor equal to 17.5% of trading profits experienced by the Net Assets allocated to such trading advisor as of the end of each calendar

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

quarter. Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses, after brokerage commissions, management fees, transaction fees and costs and administrative expenses are deducted. If a trading advisor has experienced trading losses with respect to its allocated Net Assets at the time of any supplemental closing, the trading advisor must earn back such losses plus a pro-rata amount related to the funds allocated to the trading advisor at such supplemental closing to be eligible for an incentive fee. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a limited partner redeems Units, the incentive fee (earned through a redemption date) is paid to such trading advisor on those Units redeemed in the month of such redemptions.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests.
Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.
  The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis.
The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

as a financial instrument or other contract that has all three of the following characteristics:

(1)One or more underlying notional amounts or payment provisions;

(2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

(3)Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.
  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                     NET UNREALIZED GAINS
                       ON OPEN CONTRACTS       LONGEST MATURITIES
                  --------------------------- --------------------
                              OFF-                         OFF-
                  EXCHANGE- EXCHANGE-         EXCHANGE-  EXCHANGE-
             YEAR  TRADED    TRADED    TOTAL   TRADED     TRADED
             ---- --------- --------- ------- ---------- ---------
                      $         $        $
             2002   785,546   35,771  821,317 Sept. 2003 Mar. 2003
             2001   111,366  268,883  380,249 Jun. 2002  Mar. 2002

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)

required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $10,344,825 and $10,085,692 at December 31, 2002 and 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                                      PER UNIT:
                                                      ---------
               NET ASSET VALUE, JANUARY 1, 2002:      $  990.95
                                                      ---------
               NET OPERATING RESULTS:
                 Realized Profit                         113.88
                 Unrealized Profit                        45.28
                 Proceeds from Litigation Settlement      69.34
                 Interest Income                          13.44
                 Expenses                               (109.99)
                                                      ---------
                 Net Income                              131.95
                                                      ---------
               NET ASSET VALUE, DECEMBER 31, 2002:    $1,122.90
                                                      =========
                 Expense Ratio                            10.6%
                 Net Income Ratio                         12.8%
               TOTAL RETURN                               13.3%

                                   PRESORTED
                               FIRST CLASS MAIL
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA
                    Demeter Management Corporation
                    825 Third Avenue, 9th Floor
                    New York, NY 10022
                             [LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper