Form 10-Q
period 2003-06-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2003-08-13
CIK 880958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of June 30, 2003
	(Unaudited) and December 31, 2002	2

	Statements of Operations for the Quarters Ended
	June 30, 2003 and 2002 (Unaudited)	3

	Statements of Operations for the Six Months Ended
	June 30, 2003 and 2002 (Unaudited)	4

	Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2003 and 2002 (Unaudited)	5

	Statements of Cash Flows for the Six Months Ended
	June 30, 2003 and 2002 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7?11

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations	12?21

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	22?34

Item 4.	Controls and Procedures	35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 5.	Other Information	36

Item 6.	Exhibits and Reports on Form 8-K	36?38



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	    June 30,	     December 31,
                         2003      	       2002
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	10,409,928	9,559,279

	Net unrealized gain on open contracts (MS&Co.) 	82,547	935,504
	Net unrealized loss on open contracts (MSIL)	      (41,750)	        (114,187)

	Total net unrealized gain on open contracts	         40,797	       821,317

		Total Trading Equity	10,450,725	10,380,596

Due from Morgan Stanley DW	52,876	40,623
Interest receivable (Morgan Stanley DW)	                       6,983	            8,158

		Total Assets	   10,510,584	   10,429,377

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	50,425	75,746
	Accrued management fees	26,260	26,057
	Accrued administrative expenses	          6,573	          6,408

		Total Liabilities	        83,258	      108,211

Partners? Capital

	Limited Partners (8,411.251 and
		9,035.012 Units, respectively)	10,311,543	10,145,386
	General Partner (94.446 and
		156.541 Units, respectively)	       115,783	        175,780

		Total Partners? Capital	   10,427,326	   10,321,166

		Total Liabilities and Partners? Capital	   10,510,584	   10,429,377

NET ASSET VALUE PER UNIT	        1,225.92	       1,122.90

The accompanying notes are an integral part of these financial statements.

       <table>

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended June 30,

	      2003   	   2002
	     $	   $
REVENUES
	Trading profit:
		Realized	766,706	450,716
		Net change in unrealized	     359,693	   1,143,302

			Total Trading Results	1,126,399	1,594,018

	Interest income (Morgan Stanley DW)	       22,593	        31,938

			Total	  1,148,992	   1,625,956


EXPENSES
	Brokerage commissions (Morgan Stanley DW)	171,061	165,543
	Management fees	79,080	72,268
	Transaction fees and costs	 18,421	21,888
	Administrative expenses	       6,573	           6,008
	Incentive fees	          958    	           ?

			Total	    276,093	      265,707

NET INCOME 	    872,899	   1,360,249


NET INCOME  ALLOCATION

	Limited Partners	863,431	1,330,718
	General Partner	9,468	29,531


NET INCOME PER UNIT

	Limited Partners	99.60	136.74
	General Partner	99.60	136.74

The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Six Months Ended June 30,

	      2003   	   2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	2,199,596	79,413
		Net change in unrealized	   (780,520)	   1,075,679

			Total Trading Results	1,419,076	1,155,092

	Interest income (Morgan Stanley DW)	        47,443	        64,841

			Total	   1,466,519	   1,219,933


EXPENSES
	Brokerage commissions (Morgan Stanley DW)	338,310	316,918
	Management fees	161,034	144,377
	Transaction fees and costs	34,349	43,269
	Administrative expenses	13,376	12,002
	Incentive fees	                                               958	           ?

			Total	    548,027	     516,566

NET INCOME	     918,492	     703,367


NET INCOME ALLOCATION

	Limited Partners	908,489	687,581
	General Partner	10,003	15,786


NET INCOME PER UNIT

	Limited Partners	103.02	73.09
	General Partner	103.02	73.09

The accompanying notes are an integral part of these financial statements.


       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	      Interest      	   Partners   	  Partner  	     Total
		$	$	$

Partners? Capital,
	December 31, 2001	10,344.220	10,036,592	214,007	10,250,599

Net Income	?   	687,581	15,786	703,367

Redemptions	   (627.990)	   (615,491)	            ?     	   (615,491)

Partners? Capital,
	June 30, 2002	 9,716.230	10,108,682	  229,793	10,338,475





Partners? Capital,
	December 31, 2002	9,191.553	10,145,386	175,780	10,321,166

Net Income	?   	908,489	10,003	918,492

Redemptions	                                                       (685.856)	   (742,332)	       (70,000) 	   (812,332)

Partners? Capital,
	June 30, 2003	  8,505.697   	10,311,543	  115,783	10,427,326

The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	918,492	703,367
Noncash item included in net income:
	Net change in unrealized	780,520	(1,075,679)

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(12,253)	(40,627)
	Interest receivable (Morgan Stanley DW)	1,175	1,376

Increase (decrease) in operating liabilities:
	Accrued management fees	203	614
	Accrued administrative expenses	           165	       (7,123)

Net cash provided by (used for) operating activities	 1,688,302	   (418,072)


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(25,321)	156,719
Redemptions of Units	   (812,332)	    (615,491)

Net cash used for financing activities	    (837,653)	    (458,772)

Net increase (decrease) in cash	850,649	(876,844)

Balance at beginning of period	   9,559,279	  9,974,326

Balance at end of period	 10,409,928	  9,097,482

The accompanying notes are an integral part of these financial statements.



       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership are EMC Capital Management, Inc. and Millburn
Ridgefield Corporation (collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.



       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Jun. 30, 2003	139,744	(98,947)	40,797	Mar. 2004	Sep. 2003
Dec. 31, 2002	785,546	35,771	821,317	Sep. 2003	     Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL,


each as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $10,549,672 and $10,344,825 at June 30, 2003 and December 31,
2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


       Item 2.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate
       the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of the Trading Advisors? trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a
       particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $1,148,992 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.8% were established in the currency markets from long positions in the euro as the value of the euro trended to an all time high versus the U.S. dollar during May amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Elsewhere in the currency markets, gains were experienced primarily during April and May from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency strengthened amid significant interest rate differentials between the two countries. Additional gains of approximately 5.0% were recorded in the global interest rate markets from long positions in European, U.S., and Japanese interest rate futures as prices trended higher during May amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Smaller gains of approximately 0.5% were recorded in the global stock index markets primarily during May from long positions in U.S. stock index futures as prices increased due to investors focusing on positive comments and profits by technology companies
       instead of weak economic data and geopolitical concerns.  A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 1.5% recorded in the agricultural markets from positions in corn futures as prices moved without consistent direction amid weather related concerns throughout the U.S. midwest. Additional losses of approximately 1.2% were recorded in the energy markets from long positions in natural gas futures as prices reversed sharply lower during June following news of larger than expected U.S. reserves. Smaller losses of approximately 0.5% were recorded in the metals markets from positions in silver futures as prices moved in a trendless pattern throughout a majority of the quarter. Total expenses for the three months ended June 30, 2003 were $276,093, resulting in net income of $872,899. The net asset value of a Unit increased from $1,126.32 at March 31, 2003 to $1,225.92 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $1,466,519 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.9% were in the global interest rate markets, produced from long positions in European, U.S., and Japanese interest rate futures as prices trended higher during January, April and May amid anticipation of lower interest rates in the U.S. and lingering doubts concerning a global economic recovery. Additional gains of approximately 5.8% were recorded in the currency markets from long positions in the euro versus the U.S. dollar as the value of the euro trended higher
       during January, April and May amid uncertainty regarding the Bush Administration?s economic policy, developments regarding the war in Iraq, and investor preference for non-U.S. dollar denominated assets. Additional currency gains were recorded from long positions in the Australian dollar as its value trended higher versus the U.S. dollar during the first six months of the year amid a significant interest rate differential between Australia and the U.S., as well as higher gold prices.
Additional gains of approximately 1.6% recorded in the energy markets resulted from long positions in natural gas futures as prices trended sharply higher during January and February amid fears that extremely cold weather in the U.S. northeast and midwest would further deplete already diminished supplies. A portion of the Partnership?s overall gains was offset by losses of approximately 2.9% in the agricultural markets from positions in corn futures as prices moved without consistent direction throughout a majority of the first half of the year amid weather related concerns throughout the U.S. midwest. Smaller losses of approximately 1.0% were recorded in the stock index futures markets from positions in Asian stock index futures as prices moved without consistent direction during January and February due to a continued lack of confidence in the global economy, particularly in the Pacific Rim region. Total expenses for the six months ended June 30, 2003 were $548,027, resulting in net income of $918,492. The net asset value of a Unit increased from $1,122.90 at December 31, 2002 to $1,225.92 at June 30, 2003.

       For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $1,625,956 and posted an increase in net asset value per Unit. The most significant gains of approximately 16.2% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 4.0% were recorded in the global stock index futures markets from short positions in U.S. and European stock index futures as prices decreased during June on geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 3.8% in the energy markets primarily from previously established long futures positions in crude oil and its related products as prices moved lower during April and May amid supply and demand concerns. Elsewhere in the energy markets, losses were recorded in natural gas futures from short positions as prices moved higher during June amid supply and demand concerns and warmer than normal temperatures across most of the U.S. Total expenses for the three months ended June 30, 2002 were $265,707, resulting in net income of $1,360,249. The net
       asset value of a Unit increased from $927.30 at March 31,
2002 to $1,064.04 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $1,219,933 and posted an increase in net asset value per Unit. The most significant gains of approximately 13.3% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, the Swiss franc and the Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 0.3% were recorded in the global stock index futures markets from short positions in U.S. and European stock index futures as prices decreased during June on geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership?s overall gains for the first six months was offset by losses of approximately 3.7% in the agricultural markets primarily from long positions in sugar futures as prices reversed lower early in the year on concerns of a supply surplus. Additional losses of approximately 3.0% were recorded in global interest rate futures markets, as European interest rate futures prices increased amid questions regarding the strength of a global economic recovery, resulting in losses from previously established short positions. Total expenses for the six months ended June 30, 2002 were $516,566, resulting in net income of $703,367. The net
       asset value of a Unit increased from $990.95 at December
31, 2001 to $1,064.04 at June 30, 2002.


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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership?s open positions, and consequently, in its earnings and cash flow.

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At both June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $10 million.

   Primary Market	June 30, 2003	June 30, 2002
   Risk Category	Value at Risk	Value at Risk

   Equity	(1.24)%	(1.87)%
   Currency	(1.05)	(1.90)
   Interest Rate	(0.61)	(2.38)
   Commodity	(0.63)	(0.88)
   Aggregate Value at Risk	(2.02)%	(3.56)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change
       significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category       High       Low      Average
Equity	(1.24)%	(0.42)%	(0.87)%
Currency	(2.05)	(0.71)	(1.21)
Interest Rate	(2.01)	(0.53)	(1.17)
Commodity	(1.69)	(0.43)	(1.03)
Aggregate Value at Risk	(3.17)%	(1.09)%	(2.28)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitali-
zation of the Partnership. The value of the Partnership?s open positions thus creates a ?risk of ruin? not typically found in other investments.  The relative size of the positions held may
       cause the Partnership to incur losses greatly in excess of
VaR within a short period of time, given the effects of the
leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no
indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:
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

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through June 30, 2003. Since VaR is based on historical data, VaR should not
       be viewed as predictive of the Partnership?s future
financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 95% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are
       statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The Partnership?s primary market exposure at June 30, 2003 was to the global stock index sector, primarily to equity
       price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s primary exposures were to the DAX (Germany) and Nikkei (Japan) stock indices. The Partnership was primarily exposed to the risk of adverse price trends or static markets in the European, Japanese and U.S. stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Currency. The second largest market exposure of the Partnership at June 30, 2003 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2003, the Partnership?s major exposures were to euro, British pound, Japanese yen and Norwegian krone currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will
       change significantly in the future.  The currency trading
VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The third largest market exposure of the Partnership at June 30, 2003 was to the global interest rate complex. Exposure was primarily spread across the Japanese, European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
       Soft Commodities and Agriculturals.  At June 30,
2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, coffee and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at June 30, 2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Energy. At June 30, 2003, the Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and
       supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2003 were in euros, Hong Kong dollars and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Demeter monitors and controls the risk of the
Partnership?s
non-trading instrument, cash.  Cash is the only Partnership
investment directed by Demeter, rather than the Trading Advisors.
Item 4.  CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.












       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated
as of November 7, 1991, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership?s
Registration Statement on Form S-1.
10.01	Management Agreements among the Partnership, Demeter
Management Corporation and A.O. Management, Inc., Chang
Crowell and Millburn each dated as of December 31, 1991,
are incorporated by reference to Exhibit 10.02 of the
Partnership?s Registration Statement on Form S-1.
10.02	Management Agreement among the Partnership, Demeter
Management Corporation and ELM Financial Incorporated, dated as of May 1, 1994, is incorporated by reference to
Exhibit 10.03 of the Partnership?s Annual Report on Form
10-K for the fiscal year ended December 31, 1994.

10.03	Management Agreement among the Partnership, Demeter
Management Corporation and EMC Capital Management, Inc., dated as of June 1, 1994, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Annual Report on Form
10-K for the fiscal year ended December 31, 1994.
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K/A (File No. 0-19901) filed
with the Securities and Exchange Commission on March 29,
2002.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K/A (File No. 0-19901) filed with the Securities and Exchange
Commission on March 29, 2002.
10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of
the Partnership?s Form 8-K/A (File No. 0-19901) filed
with the Securities and Exchange Commission on March 29,
2002.
10.07	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership?s Form 8-K/A (File
No. 0-19901) filed with the Securities and Exchange
Commission on March 29, 2002.
10.08	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K/A (File No. 0-19901) filed with the Securities and Exchange Commission on March 29, 2002.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                      Dean Witter Global Perspective Portfolio L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                             (General Partner)

August 13, 2003       By:/s/Jeffrey D. Hahn
                            Jeffrey D. Hahn
                            Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




















DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

? 10 ?