Form 10-Q
period 2003-09-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2003-11-13
CIK 880958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Statements of Financial Condition as of September 30, 2003
	(Unaudited) and December 31, 2002	2

	Statements of Operations for the Quarters Ended
	September 30, 2003 and 2002 (Unaudited)	3

	Statements of Operations for the Nine Months Ended
	September 30, 2003 and 2002 (Unaudited)	4

	Statements of Changes in Partners' Capital for the
	Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2003 and 2002 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-11

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	22-35

Item 4.	Controls and Procedures	35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 5.	Other Information	36

Item 6.	Exhibits and Reports on Form 8-K	36-38



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	    September 30,	     December 31,
                             2003      	       2002
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	9,544,936 	9,559,279

	Net unrealized gain on open contracts (MS&Co.) 	 1,073,868	935,504
	Net unrealized gain (loss) on open contracts (MSIL)	          8,343	      (114,187)

	Total net unrealized gain on open contracts	  1,082,211	       821,317

		Total Trading Equity	 10,627,147	10,380,596

Due from Morgan Stanley DW	 61,784	40,623
Interest receivable (Morgan Stanley DW)	                       6,542	            8,158

		Total Assets	  10,695,473	   10,429,377

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	 94,925	75,746
	Accrued management fees	 26,722	26,057
	Accrued administrative expenses	                   6,640	          6,408
	Accrued incentive fees	          4,265	                                  -

		Total Liabilities	      132,552 	      108,211

Partners' Capital

	Limited Partners (8,230.469 and
		9,035.012 Units, respectively)	10,443,085 	10,145,386
	General Partner (94.446 and
		156.541 Units, respectively)	      119,836	        175,780

		Total Partners' Capital	 10,562,921	   10,321,166

		Total Liabilities and Partners' Capital	  10,695,473	   10,429,377

NET ASSET VALUE PER UNIT	      1,268.83 	       1,122.90

The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	        For the Quarters Ended September 30,

	      2003   	       2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(417,193) 	2,181,186
		Net change in unrealized	 1,041,414	   (688,892)
				624,221	1,492,294
	Proceeds from Litigation Settlement	   -  	    675,411

			Total Trading Results	624,221	2,167,705

	Interest income (Morgan Stanley DW)	       19,867	        37,017

			Total	     644,088	   2,204,722


EXPENSES
	Brokerage commissions (Morgan Stanley DW)	172,957	163,716
	Management fees	79,886	82,876
	Transaction fees and costs	17,302	16,081
	Administrative expenses	     6,640	         7,026
	Incentive fees	         4,265	           11,251

			Total	     281,050	      280,950

NET INCOME 	    363,038	   1,923,772


NET INCOME  ALLOCATION

	Limited Partners	358,985	1,885,495
	General Partner	4,053	38,277


NET INCOME PER UNIT

	Limited Partners	42.91	201.25
	General Partner	42.91	201.25

The accompanying notes are an integral part of these financial statements.

	       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Nine Months Ended September 30,

	      2003     	       2002
	     $	     $
REVENUES
	Trading profit:
		Realized	1,782,403	2,260,599
		Net change in unrealized	      260,894	      386,787
				2,043,297	2,647,386

	Proceeds from Litigation Settlement	            -     	      675,411

		Total Trading Results	2,043,297	3,322,797

	Interest income (Morgan Stanley DW)	        67,310	      101,858

			Total	   2,110,607	   3,424,655


EXPENSES
	Brokerage commissions (Morgan Stanley DW)	511,267	480,634
	Management fees	240,920	227,253
	Transaction fees and costs	51,651	59,350
	Administrative expenses	20,016	19,028
	Incentive fees	           5,223	       11,251

			Total	      829,077	     797,516

NET INCOME	   1,281,530	  2,627,139


NET INCOME ALLOCATION

	Limited Partners	1,267,474	2,573,076
	General Partner	14,056	54,063


NET INCOME PER UNIT

	Limited Partners	145.93	274.34
	General Partner	145.93	274.34

The accompanying notes are an integral part of these financial statements.


       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	      Interest      	   Partners   	  Partner  	     Total
		$	$	$

Partners' Capital,
	December 31, 2001                                 10,344.220	10,036,592	214,007	10,250,599

Net Income	-   		2,573,076	54,063	2,627,139

Redemptions                                                  (980.677)	   (960,140)	   (70,000)	 (1,030,140)

Partners' Capital,
	September 30, 2002                                  9,363.543	11,649,528	  198,070	11,847,598





Partners' Capital,
	December 31, 2002                                   9,191.553	10,145,386	175,780	10,321,166

Net Income	        -	1,267,474	14,056	1,281,530

Redemptions                                                   (866.638)	  (969,775)	   (70,000)	(1,039,775)

Partners' Capital,
	September 30, 2003                                   8,324.915	10,443,085	 119,836	10,562,921

The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	1,281,530	2,627,139
Noncash item included in net income:
	Net change in unrealized	(260,894)	(386,787)

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(21,161)	(38,240)
	Interest receivable (Morgan Stanley DW)	1,616	(395)

Increase (decrease) in operating liabilities:
	Accrued management fees	665	2,243
	Accrued administrative expenses	232	(4,249)
	Accrued incentive fees	          4,265	       11,251

Net cash provided by operating activities	   1,006,253	   2,210,962


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	19,179	(45,487)
Redemptions of Units	  (1,039,775)	 (1,030,140)

Net cash used for financing activities	  (1,020,596)	 (1,075,627)

Net increase (decrease) in cash	(14,343)	1,135,335

Balance at beginning of period	    9,559,279	  9,974,326

Balance at end of period	    9,544,936	 11,109,661

The accompanying notes are an integral part of these financial statements.



       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Global Perspective Portfolio L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Dean Witter Global Perspective Portfolio L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests.

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc. and Millburn
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ridgefield Corporation (individually, a "Trading Advisor," or collectively, the "Trading Advisors").

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


       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:




	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Sep. 30, 2003	887,459	194,752	1,082,211	Jun. 2004	Dec. 2003
Dec. 31, 2002	785,546	          35,771	821,317	Sep. 2003	     Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $10,432,395 and $10,344,825 at September 30, 2003 and December 31, 2002,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

There are no known material trends, favorable or unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a
       particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $644,088 and posted an increase in net asset value per Unit. The most significant gains of approximately 2.9% were recorded in agricultural markets, primarily during September, from long futures positions in soybeans, soybean oil and soybean meal as prices were lifted higher by robust U.S. export sales data and smaller crop assessments by the U.S. Department of Agriculture. Additional gains of approximately 2.7% were recorded in the global stock index markets from long positions in Asian stock index futures as prices strengthened during July and August in response to improved investor sentiment regarding the global equity markets and robust Japanese economic data. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 1.0% in the energy markets from long futures positions in heating oil and gas oil during September as prices dropped due to increased supply from Europe and the U.S. Gulf region. Smaller losses stemmed from positions in crude oil futures during September as prices first trailed lower and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices. Additional losses of approximately 0.9% in the global interest rate markets were incurred from short positions in European interest rate futures during September as prices reversed higher amid renewed fears that an economic recovery would be unsustainable and that global equity prices would be lower. Additional losses of approximately 0.8% were recorded in the currency markets primarily during September, from short positions in the New Zealand dollar and euro versus the U.S. dollar as the U.S. dollar's value moved lower on fears that the U.S. economic recovery was unsustainable and concerns regarding the potential impact of a statement by the G-7 nations supporting "more flexible exchange rates." Smaller losses of approximately 0.5% were incurred in the metals markets, primarily during July, from short positions in aluminum futures as prices moved higher on the heels of positive economic data and higher equity prices. Total expenses for the three months ended September 30, 2003 were $281,050, resulting in net income of $363,038. The net asset value of a Unit increased from $1,225.92 at June 30, 2003 to $1,268.83 at September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $2,110,607 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.0% in the global interest rate markets were produced from long positions in European and U.S. interest rate futures as prices moved higher during February as investors continued to seek the security of fixed income investments in response to prolonged uncertainty in global equity markets. During May, long positions in European,
       U.S., and Japanese interest rate futures recorded gains as prices trended higher amid speculation of an interest rate cut by the Federal Reserve and lingering doubts concerning a global economic recovery. Short positions in German and U.S. interest rate futures yielded gains during July as prices declined amid the release of positive U.S. economic data and fears of increased inflation risks. In the currency markets, gains of approximately 4.9% were recorded primarily from long positions in the euro versus the U.S. dollar during January as the value of the euro moved higher amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, the value of the euro continued to trend higher relative to most currencies following the decision by the European Central Bank to leave interest rates unchanged. Long positions in the Australian dollar, New Zealand dollar, and Canadian dollar versus the U.S. dollar also profited throughout a majority of the nine month period as the value of these currencies strengthened amid higher commodity prices. Additional gains of approximately 1.7% in the global stock index markets were supplied by long positions in Asian stock index futures as prices strengthened during July and August in response to improved investor sentiment regarding the equity markets and robust Japanese economic data. Gains of approximately 0.5% in the energy markets resulted from long positions in natural gas futures as prices jumped sharply higher during February amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete supplies. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 1.0% in the metals markets from positions in silver futures as precious metals prices experienced short-term volatile movements throughout a majority of the first half of the year. Elsewhere in the metals markets, losses were experienced, primarily during July, from short positions in aluminum futures as prices moved higher on the heels of positive economic data and higher equity prices. Total expenses for the nine months ended September 30, 2003 were $829,077, resulting in net income of $1,281,530. The net asset value of a Unit increased from $1,122.90 at December 31, 2002 to $1,268.83 at September 30, 2003.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $2,204,722 and posted an increase in net asset value per Unit. The most significant gains of approximately 12.4% were recorded in the global interest rate markets from previously established long positions in U.S. and European interest rate futures, as prices trended higher due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Additional gains of approximately 5.1% were recorded in the global stock index markets, primarily during July and August, from short positions in Pacific Rim, European, and U.S. stock index futures as prices weakened amid suspicions regarding corporate accounting practices and global political and economic
       uncertainty.  A portion of the Partnership's overall gains was offset by losses of approximately 3.6% in the currency markets from long positions in the Japanese yen and euro relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a strong dollar policy by the Bush Administration during July and the persistence of trendless price activity during August and September. In the metals markets, losses of approximately 1.4% were recorded from positions in zinc and silver futures as prices in both markets moved without consistent direction. Smaller losses of approximately 1.3% were recorded in the agricultural markets from long positions in cotton and coffee futures as prices reversed lower amid supply and demand concerns. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $675,411 as of August 30, 2002. Total expenses for the three months ended September 30, 2002 were $280,950, resulting in net income of $1,923,772. The net asset value of a Unit increased from $1,064.04 at June 30, 2002 to $1,265.29 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $3,424,655 and posted an increase in net asset value per Unit.
The most significant gains of approximately 9.2% were recorded in the currency markets, primarily during May and June, from previously established long positions in the euro, Japanese yen,
       and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling U.S. equity prices and increased tensions in the Israeli-Palestinian conflict. Gains of approximately 9.1% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. Additional gains of approximately 5.4% were recorded in the global stock index markets from short positions in European and U.S. stock index futures as prices continued to trend lower due to suspicions regarding corporate accounting practices and weak economic data. A portion of the Partnership's overall gains was offset by losses of approximately 5.0% in the agricultural markets primarily from positions in sugar and coffee futures as prices moved without consistent direction amid supply and demand concerns. Smaller losses of approximately 2.1% were recorded in the metals markets from positions in aluminum, copper, and zinc futures as trendless price activity persisted throughout the period. Total expenses for the nine months ended September 30, 2002 were $797,516, resulting in net income of $2,627,139. The net asset value of a Unit increased from $990.95 at December 31, 2001 to $1,265.29 at September 30, 2002.
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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.
The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-
       traded futures, forwards, and options are settled daily through variation margin.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $11 million and $12 million, respectively.

Primary Market	September 30, 2003	September 30, 2002
Risk Category	Value at Risk	Value at Risk

Currency                        (1.72)%               (1.02)%
Equity                          (0.85)                (1.09)
Interest Rate                   (0.73)                (1.54)
Commodity                       (1.25)                (1.69)
Aggregate Value at Risk         (2.54)%               (2.85)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category       High       Low      Average
Currency	(2.05)%	(0.71)%	(1.38)%
Equity	(1.24)	(0.42)	(0.81)
Interest Rate	(2.01)	(0.53)	(0.97)
Commodity	(1.37)	(0.43)	(0.92)
Aggregate Value at Risk	(3.17)%	(1.09)%	(2.20)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not
       typically found in other investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2003 and 2002, and for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 85% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
       The following qualitative disclosures regarding the
Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

       Currency.  The primary market exposure of the Partnership at September 30, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2003, the Partnership's major exposures were to the euro, British pound, Japanese yen, Canadian dollar and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The second largest market exposure of the Partnership at September 30, 2003 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2003, the Partnership's primary exposures were to the Hang Seng (Hong Kong) and DAX (Germany) stock indices. The Partnership was primarily exposed to the risk of adverse price trends or static markets in the Japanese, European and U.S. stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2003 was to the global interest rate complex, primarily spread across the U.S., European and Japanese sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments.
       Consequently, changes in short, medium or long-term
interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. At September 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to cotton, soybeans and soybean-related products. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Energy. At September 30, 2003, the Partnership's energy exposure was shared primarily by futures contracts in natural gas, crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, nickel, zinc and aluminum. Economic forces, supply and
       demand inequalities, geopolitical factors and market
expectations influence price movements in these markets.
The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2003 were in euros and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.

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
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
       pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002.
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




                      Dean Witter Global Perspective Portfolio L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2003     By:/s/Jeffrey D. Hahn
                            Jeffrey D. Hahn
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)