Form 10-K
period 2003-12-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2004-03-30
CIK 880958

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2003 or

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check-mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes           No    X___

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant's most recently completed second fiscal quarter:
$10,311,543 at June 30, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2003
                                                                   Page No.
DOCUMENTS INCORPORATED BY REFERENCE  . . . . . . . . . . . . . . . . . . 1

Part I .

  Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . 2-5

  Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . 5

  Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 5

  Item  4.  Submission of Matters to a Vote of Security Holders. . . . . 5

Part II.

  Item  5.  Market for the Registrant's Partnership Units
            and Related Security Holder Matters  . . . . . . . . . . . . 6

  Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . 7

  Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . .  8-21

  Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk  . . . . . . . . . . . . . . . . . . . . . . 21-34

  Item  8.  Financial Statements and Supplementary Data. . . . . . . . .34

  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure  . . . . . . . . . . . .35

  Item 9A.  Controls and Procedures . . . . . . . . . . . . . . . . . . 35

Part III.

  Item 10.  Directors and Executive Officers of the Registrant . . . 36-41

  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . 41-42

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . .42

  Item 13.  Certain Relationships and Related Transactions . . . . . . .42
  Item 14.  Principal Accounting Fees and Services . . . . . . . . . 43-44
Part IV.

  Item 15.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 45-46


DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                 Part of Form 10-K


	Partnership's Prospectus dated December
  	31, 1991, together with the Supplement
	to the Prospectus dated April 27, 1992	           I

	Annual Report to the Dean Witter
	Global Perspective Portfolio L.P.
	Limited Partners for the year ended
	December 31, 2003	    II, III and IV




       PART I
Item 1.  BUSINESS

(a) General Development of Business. Dean Witter Global Perspective Portfolio L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership commenced operations on March 1, 1992.

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

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2003 was $1,297.32, representing an increase of 15.53 percent from the net asset value

       per Unit of $1,122.90 at December 31, 2002.  For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards and options, pursuant to trading instructions provided by its Trading Advisors. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated December 31, 1991 (the "Prospectus"), incorporated by reference in this Form 10-K, set forth below:

	Facets of Business
	1.	Summary	1.	"Summary of the Prospectus"
  (Pages 1-6 of the
   Prospectus).

	2.	Commodities Markets	2.	"The Commodities Markets"
				 (Pages 66-73 of the
				 Prospectus).

	3.	Partnership's Commodity	3.	"Trading Policies" (Page
  	Trading Arrangements and		 61 of the Prospectus).
		Policies		"The Trading Advisors"
	 			 (Pages 32-60 of the
				 Prospectus).

	4.	Management of the Part-	4.	 "The Management Agreements"
		nership		 (Pages 63-66 of the
				  Prospectus).  "The
				  General  Partner" (Pages
				  28-30 of the Prospectus).
				 "The Commodity Broker"
		  		  (Pages 61-63 of the
				  Prospectus) and "The
		  	 	  Limited Partnership
			 	  Agreement" (Pages
		  		  75-78 of the Prospectus).

	5.	Taxation of the Partner-	5.	 "Material Federal Income
	ship's Limited Partners		  Tax Considerations" and
				 "State and Local Income
			  Tax Aspects" (Pages 81-
			  89 of the Prospectus).

(d) 	Financial Information about Geographic Areas.  The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards and options on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C.
20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an
       internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

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

(b) Holders. The number of holders of Units at December 31, 2003 was approximately 1,153.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on March 1, 1992. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.

       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)



                                           For the Years Ended December 31,
	                       2003         2002         2001            2000   	     1999  .
Revenues
(including interest)	2,732,688	  2,364,444	   1,209,340	      1,436,980	   268,597

Net Income (Loss)	   	1,515,237	  1,292,994	    (108,264)	  148,781	(1,674,974)

Net Income (Loss)
Per Unit (Limited
& General Partners) 	   174.42 	     131.95	      (14.41)	    35.18	   (105.82)

Total Assets		     10,862,288	 10,429,377	  10,394,220	     11,818,856	15,203,903

Total Limited
Partners' Capital	     10,523,160	 10,145,386	  10,036,592	     11,443,935	14,636,245

Net Asset Value
Per Unit 		 	 1,297.32	   1,122.90	      990.95	       1,005.36	    970.18

       Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for the Trading Advisors, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. Illiquidity has not materially affected the Partnership's assets.

There are no known material trends, demands, commitments, events or uncertainties at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations.
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.
Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

       The Partnership's results of operations are set forth in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       The Partnership recorded revenues including interest
totaling $2,732,688 and expenses totaling $1,217,451, resulting in net income of $1,515,237 for the year ended December 31, 2003.
The Partnership's net asset value per Unit increased from $1,122.90 at December 31, 2002 to $1,297.32 at December 31, 2003.
 Total redemptions for the year were $1,190,716, and the Partnership's ending capital was $10,645,687 at December 31, 2003, an increase of $324,521 from ending capital at December 31, 2002 of $10,321,166.

The most significant trading gains of approximately 11.8% were produced in the currency markets from long positions in the Australian dollar, New Zealand dollar, and Canadian dollar versus the U.S. dollar during a majority of the year as the value of the "commodity currencies" increased sharply versus the U.S. dollar on the heels of higher commodity prices and significant interest rate differentials between these countries and the U.S. Additional gains resulted from long positions in the euro and British pound versus the U.S. dollar as the value of the U.S. dollar declined throughout much of the year due to geopolitical uncertainty and negative economic data. Additional gains of approximately 4.3% were recorded in the metals markets primarily during the fourth quarter from long positions in nickel as base metal prices rallied in response to growing investor sentiment that the global economy was on the path to recovery and amid increased demand, especially from China. Elsewhere in the metals markets, gains were recorded
       from long positions in gold futures as prices trended higher primarily during the latter half of the year due to weakness in the U.S. dollar and technically-based buying. In the global stock index futures markets, gains of approximately 2.1% were recorded from long positions in Pacific Rim and U.S. stock index futures as global equity prices also moved higher during the second part of the year due to continued optimism regarding a global economic recovery. Smaller gains of approximately 1.4% were recorded in the agricultural markets, primarily during September, from long futures positions in soybeans, soybean oil and soybean meal as prices were lifted higher by robust U.S. export sales data and smaller crop assessments by the U.S. Department of Agriculture. A portion of the Partnership's overall gains for the year was offset by losses of approximately 3.6% recorded in the energy markets, primarily during October, as the Partnership entered the month with short natural gas positions which proved unprofitable as prices rallied during the first part of the month. In response to this rise in prices, the Partnership reversed its position from short to long, only to see prices decline in the latter part of the month. Additional losses were incurred in the energy sector from positions in heating oil and crude oil futures as prices moved erratically during October in response to geopolitical and supply/demand factors. Further losses were recorded during November as oil prices continued to trade in a volatile fashion, moving in one direction and then sharply reversing. In December, long futures positions in natural
       gas resulted in losses as prices fell sharply following mild temperatures across the U.S. and U.S. Department of Energy reports of increases in inventories that were much larger than expected. Additional losses of approximately 2.7% were experienced in the global interest rate markets from short positions in European interest rate futures during September as prices reversed higher amid renewed fears for an unsustainable economic recovery and lower global equity prices. Elsewhere in the global interest rate markets, losses continued during October from long positions in U.S. and European interest rate futures as prices were negatively impacted by the release of positive U.S. economic data and inflation concerns. During November, newly established short U.S. and European interest rate positions experienced losses as prices finished the month higher on safe haven buying due to renewed volatility in global equity markets, continued geopolitical instability in the Middle East, and comments from the U.S. Federal Reserve regarding the continuation of it's current low interest rate policy.

The Partnership recorded revenues including interest totaling $2,364,444 and expenses totaling $1,071,450, resulting in net income of $1,292,994 for the year ended December 31, 2002. The Partnership's net asset value per Unit increased from $990.95 at December 31, 2001 to $1,122.90 at December 31, 2002. Total redemptions for the year were $1,222,427 and the Partnership's ending capital was $10,321,166 at December 31, 2002, an increase
       of $70,567 from ending capital at December 31, 2001 of
$10,250,599.

The most significant trading gains of approximately 9.9% were recorded in the currency markets from long positions in the euro, New Zealand dollar, and Swiss franc relative to the U.S. dollar as the value of the dollar weakened during the second and fourth quarter amid investors' fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy. Additional gains of approximately 2.0% were recorded in the global stock index futures markets from short positions in U.S. and European stock index futures as prices continued to trend lower throughout a majority of the year due to suspicions regarding corporate accounting practices, weak economic data, and geopolitical uncertainty. Smaller gains of approximately 1.7% were recorded in the global interest rate futures markets from long positions in European and U.S. interest rate futures as prices trended higher during the period from June through September, and again in December, amid continued uncertainty in the equity markets and negative economic data. A portion of the Partnership's overall gains was offset by losses of approximately 6.3%, incurred in the agricultural futures markets from positions in sugar, cotton, and coffee futures as prices moved without consistent direction throughout a majority of the year amid shifting supply and demand concerns. Additional losses of approximately 3.8% were recorded in the metals futures markets
       from positions in aluminum and zinc futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year. As of August 30, 2002, the Partnership received a settlement award payment from the Sumitomo Copper Litigation Settlement Administrator in the amount of $675,411.

The Partnership recorded revenues including interest totaling $1,209,340 and expenses totaling $1,317,604, resulting in a net loss of $108,264 for the year ended December 31, 2001. The Partnership's net asset value per Unit decreased from $1,005.36 at December 31, 2000 to $990.95 at December 31, 2001. Total redemptions for the year were $1,302,191, and the Partnership's ending capital was $10,250,599 at December 31, 2001, a decrease of $1,410,455 from ending capital at December 31, 2000 of $11,661,054.

The most significant trading losses of approximately 8.4% were recorded in the energy markets primarily from futures positions in crude oil and its refined products as a result of volatility in oil prices due to a continually changing outlook for supply, production, and global demand. Losses of approximately 4.2% were also experienced primarily during the second and fourth quarters from long positions in European, Japanese and Australian interest rate futures as investors deserted fixed income securities in favor of equities. Additional losses of approximately 2.8% were
       experienced in soft commodities from short positions in sugar futures as prices reversed higher on supply concerns and from long positions in cocoa futures as prices declined due to an increase in warehouse stockpiles. In the currency markets, small losses of approximately 0.5% were recorded, as gains experienced during the fourth quarter from short positions in the Japanese yen were insufficient to offset earlier losses recorded from long positions in the euro versus the U.S. dollar, the British pound and the Norwegian krone. Additional losses were also recorded in both the British pound and the Australian dollar versus the U.S. dollar as conflicting economic reports caused trendless pricing patterns. Smaller losses of approximately 1.0% were recorded in the metals sector from long positions in gold futures as prices reversed lower on the heels of sharp gains in the U.S. stock market. A portion of the Partnership's losses was offset by gains of approximately 11.0% experienced in the global stock index futures markets from short positions in DAX, Hang Seng, and Nikkei index futures as equity prices generally declined on weakness in high technology issues and fears regarding global economic uncertainty.


For an analysis of unrealized gains and (losses) by contract type and a further description of 2003 trading results, refer to the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards and options in interest rates, stock indices, currencies, agriculturals, energies and metals. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

In addition to the Trading Advisors' internal controls, each Trading Advisor must comply with the Partnership's trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisors and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisors to
       modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

       Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership's potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership's margin liability thereon.

Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership's trading, usually over several different products and exchanges. Historically, the Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership's credit exposure climbs above an acceptable level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with
       Morgan Stanley DW, have determined to be creditworthy.  The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.
See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized of unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it's influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

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

Quantifying the Partnership's Trading Value at Risk

The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation
       Reform Act of 1995 (set forth in Section 27A of the
Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100.
       VaR typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2003 and 2002. At December 31, 2003 and 2002, the Partnership's total capitalization was approximately $11 million and $10 million, respectively.

Primary Market 	 December 31, 2003	 December 31, 2002
Risk Category	   	   Value at Risk	   Value at Risk

Equity				  (2.41)%		 	 (0.72)%

Currency				  (2.40)  		 (2.05)

Interest Rate		 	  (1.49)  		 (2.01)

Commodity				  (1.72)  		 (1.37)

Aggregate Value at Risk	  (3.97)%			 (3.17)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2003 VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2003 through December 31, 2003.
Primary Market Risk Category     High         Low        Average
Equity   					  (2.41)%		(0.42)%	  (1.23)%
Currency    			  	  (2.40)		(0.71)	  (1.47)
Interest Rate		  		  (1.49)	  	(0.53)	  (0.84)
Commodity      	 		  (1.72)		(0.43)	  (1.01)
Aggregate Value at Risk		  (3.97)%		(1.09)%	  (2.40)%


Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk
       of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the
following:
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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2003 and 2002, and for the four quarter-end reporting periods during calendar year 2003. VaR is not necessarily representative of the historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day
       will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.
The Partnership also maintains a substantial portion (approximately 80% as of December 31, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute
       forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at December 31, 2003 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the
       Partnership are by law limited to futures on broadly-based indices. At December 31, 2003, the Partnership's primary exposures were to the FTSE 100 (Great Britain) and DAX (Germany) stock indices. The Partnership was primarily exposed to the risk of adverse price trends or static markets in the Japanese, European and U.S. stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at December 31, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2003, the Partnership's major exposures were to the euro, British pound, Japanese yen, Canadian dollar and Norwegian krone currency crosses as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the
       future.  The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.- based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The third largest market exposure of the Partnership at December 31, 2003 was to the global interest rate complex. Exposure was primarily spread across the U.S., European, Japanese and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Metals. The Partnership's metals exposure at December 31, 2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as nickel, aluminum, zinc and copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Energy. At December 31, 2003, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At December 31, 2003, the Partnership had exposure to the markets that comprise
       these sectors.  Most of the exposure was to the sugar, soybeans and cotton markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at December 31, 2003 were in euros and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)



Quarter		  Revenues/	     Net    	     Net Income/
Ended		     (Net Losses)	Income/(Loss) 	   (Loss) Per Unit

2003
March 31 	    $   317,527      $    45,593	   	 $   3.42
June 30         1,148,992	          872,899		    99.60
September 30      644,088	          363,038	  	    42.91
December 31       622,081    	     233,707		    28.49

Total		    $ 2,732,688	      $ 1,515,237	 	 $ 174.42

2002
March 31 	    $  (406,023)     $  (656,882)	   	 $ (63.65)
June 30         1,625,956	        1,360,249		   136.74
September 30    2,204,722	        1,923,772	  	   201.25
December 31    (1,060,211)    	  (1,334,145)		  (142.39)

Total		    $ 2,364,444	      $ 1,292,994	 	 $ 131.95

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Item 9A.  CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this annual
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Jeffrey A. Rothman, age 42, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for seventeen years. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 39 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Richard A. Beech, age 52, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Futures, Forex & Metals. Mr. Beech began his career at the Chicago Mercantile
       Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Raymond A. Harris, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds. In 1994, he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A. in Finance from the University of Chicago and a B.A. degree from Boston College.

Frank Zafran, age 48, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Client
       Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Douglas J. Ketterer, age 38, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 27, 2003. Mr. Ketterer is a Managing Director and head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley's Individual Investor Group (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A.
       from New York University's Leonard N. Stern School of
Business and his B.S. in Finance from the University at Albany's School of Business.

Jeffrey S. Swartz resigned his position as a Director of Demeter.

Louise M. Wasso-Jonikas will become a Director of Demeter once she has registered with the National Futures Association as an associated person, which registration is currently pending. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and Director of Alternative Investments for the Individual Investor Group (IIG) of Morgan Stanley. Ms. Wasso-Jonikas rejoined Morgan Stanley in 1999. Ms. Wasso-Jonikas was Co-Founder and President/Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S. and abroad serving their broad investment and custody needs. Ms. Wasso-Jonikas also worked as an Equity Block Trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas's focus is on developing a robust external manager platform utilizing alternative managers for IIG clients as well as overseeing some of the firm's
       largest client relationships.  Ms. Wasso-Jonikas holds a BA in Economics from Mount Holyoke College and an MBA in Finance from the University of Chicago Graduate School of Business.

Jeffrey D. Hahn, age 46, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also the Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. As such, the entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange
       Act of 1934, as amended.  The Board of Directors of Demeter has determined that Mr. Jeffrey D. Hahn is the audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance
The Partnership has no directors, executive officers or greater than 10 percent beneficial owners and none of the directors or executive officers of Demeter, the general partner of the Partnership, own Units of the Partnership. As such, no Forms 3, 4, or 5 have been filed.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley's website at www.morganstanley.com/ourcommitment/codeofcon duct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by
       Demeter, which is responsible for the administration of the business affairs of the* Partnership but receives no compensation for such services.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2003, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2003,
Demeter owned 94.446 Units of general partnership interest, representing a 1.15 percent interest in the Partnership.

(c)	Changes in Control - None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $692,866 for the year ended December 31, 2003.

       Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The Partnership pays all operating expenses, including accounting fees, to a maximum of 1/4 of 1% annually of the Partnership's average month-end net assets, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2003. Demeter bears all other operating expenses.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership's financial statements and reviews of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings for the years ended December 31, 2003 and 2002 were approximately $38,800 and $38,672, respectively.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002.

(3)	Tax Fees.  The aggregate fees for tax compliance services
rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002 were approximately $29,914 and $29,066, respectively.

(4)  All Other Fees.  None.

As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures.  As a
result, all services provided by Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter.
       PART IV
Item 15. 	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
		FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to
Limited Partners for the year ended December 31, 2003 are
incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2003, 2002 and 2001.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2003 and 2002.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2003, 2002 and
2001.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2003 is not deemed to be filed with this report.

2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.



       (b) 	Reports on Form 8-K
No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

(c)	Exhibits
Refer to Exhibit Index on Page E-1 to E-2.



      	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 30, 2004		BY: /s/	Jeffrey A. Rothman
					 	Jeffrey A. Rothman, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Jeffrey A. Rothman					March 30, 2004
         	Jeffrey A. Rothman, President

    /s/ 	Douglas J. Ketterer 					March 30, 2004
        	Douglas J. Ketterer, Director

    /s/	Louise M. Wasso-Jonikas				March 30, 2004
 	    	Louise M. Wasso-Jonikas, Director

    /s/	Richard A. Beech						March 30, 2004
 	    	Richard A. Beech, Director

    /s/	Raymond A. Harris					March 30, 2004
 	    	Raymond A. Harris, Director

    /s/	Frank Zafran						March 30, 2004
 	    	Frank Zafran, Director

    /s/	Jeffrey D. Hahn						March 30, 2004
         	Jeffrey D. Hahn, Chief
  	    	Financial Officer




       EXHIBIT INDEX

ITEM

 3.01	Limited Partnership Agreement of the Partnership, dated as
of November 7, 1991, is incorporated by reference to Exhibit
3.01 and Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1.

10.01	Management Agreements among the Partnership, Demeter
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

10.07	Foreign Exchange and Options Master Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit
10.05 of the Partnership's Form 8-K/A (File No. 0-19901) filed with the Securities and Exchange Commission on March
29, 2002.

10.08	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K/A (File No.
0-19901) filed with the Securities and Exchange Commission on March 29, 2002.

13.01	December 31, 2003 Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
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

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           Global
                           Perspective
                           Portfolio

        December 31, 2003
        Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is not necessarily indicative of future results.

                                                                                                   INCEPTION-  COMPOUND
                                                                                                    TO-DATE   ANNUALIZED
                               1992    1993   1994  1995 1996 1997 1998 1999  2000 2001  2002 2003   RETURN     RETURN
FUND                            %       %      %     %    %    %    %    %     %    %     %    %       %          %
------------------------------------------------------------------------------------------------------------------------
Global Perspective Portfolio    4.6    (4.7) (31.6) 16.8 9.3  11.2 11.2 (9.8) 3.6  (1.4) 13.3 15.5    29.7       2.2
                             (10 mos.)
------------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
ANNUAL REPORT
2003

Dear Limited Partner:

  This marks the twelfth annual report for the Dean Witter Global Perspective Portfolio L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $1,122.90 and increased by 15.5% to $1,297.32 on December 31, 2003. The Fund has increased by 29.7% since its inception of trading in March 1992 (a compound annualized return of 2.2%).

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

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman and President
Demeter Management Corporation
General Partner for
Dean Witter Global Perspective Portfolio L.P.

GLOBAL PERSPECTIVE PORTFOLIO

                                    [CHART]

                     Year ended December 31, 2003
                    -----------------------------
Currencies                      11.81%
Interest Rates                  -2.74%
Stock Indices                    2.11%
Energies                        -3.61%
Metals                           4.28%
Agriculturals                    1.45%


Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:

.. In the currency markets, gains were produced from long positions in the Australian dollar, New Zealand dollar and Canadian dollar versus the U.S. dollar during a majority of the year as the value of the "commodity currencies" increased sharply versus the U.S. dollar on the heels of higher commodity prices and significant interest rate differentials between these countries and the U.S. Additional gains resulted from long positions in the euro and British pound versus the U.S. dollar as the value of the U.S. dollar declined throughout much of the year due to geopolitical uncertainty and negative economic data.

.. In the metals markets, gains were experienced primarily during the fourth quarter from long positions in nickel as base metal prices rallied in response to growing investor sentiment that the global economy was on the path to recovery and amid increased demand, especially from China. Elsewhere in the metals markets, gains were recorded from long positions in gold futures as prices trended higher primarily during the latter half of the year due to weakness in the U.S. dollar and technically-based buying.

.. In the global stock index futures markets, gains were recorded from long positions in Pacific Rim and U.S. stock index futures as global equity prices also moved higher during the second part of the year due to continued optimism regarding a global economic recovery.

.. Smaller gains were recorded in the agricultural markets, primarily during September, from long futures positions in soybeans, soybean oil and soybean meal as prices were lifted higher by robust U.S. export sales data and smaller crop assessments by the U.S. Department of Agriculture.

GLOBAL PERSPECTIVE PORTFOLIO
(continued)


FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the energy markets, losses were experienced primarily during October, as the Fund entered the month with short natural gas positions which proved unprofitable as prices rallied during the first part of the month. In response to this rise in prices, the Fund reversed its position from short to long, only to see prices decline in the latter part of the month. Additional losses were incurred in the energy sector from positions in heating oil and crude oil futures as prices moved erratically during October in response to geopolitical and supply/demand factors. Further losses were experienced during November as oil prices continued to trade in a volatile fashion, moving in one direction and then sharply reversing. In December, long futures positions in natural gas resulted in losses as prices fell sharply following mild temperatures across the U.S. and U.S. Department of Energy reports of increases in inventories that were much larger than expected.
.. Additional losses were incurred in the global interest rate markets from short positions in European interest rate futures during September as prices reversed higher amid renewed fears of an unsustainable economic recovery and lower global equity prices. Elsewhere in the global interest rate markets, losses continued during October from long positions in U.S. and European interest rate futures as prices were negatively impacted by the release of positive U.S. economic data and inflation concerns. During November, newly established short U.S. and European interest rate positions experienced losses as prices finished the month higher on safe haven buying due to renewed volatility in global equity markets, continued geopolitical instability in the Middle East, and comments from the U.S. Federal Reserve regarding the continuation of the Fed's current low interest rate policy.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter Global Perspective Portfolio L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Global Perspective Portfolio L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 2, 2004

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                    DECEMBER 31,
                                               ---------------------
                                                  2003       2002
                                               ---------- ----------
                                                   $          $
                              ASSETS
Equity in futures interests trading
 accounts:
  Cash                                          9,551,757  9,559,279
  Net unrealized gain on open contracts
   (MS&Co.)                                     1,252,821    935,504
  Net unrealized gain (loss) on open
   contracts (MSIL)                                 8,343   (114,187)
                                               ---------- ----------
    Total net unrealized gain on open
     contracts                                  1,261,164    821,317
                                               ---------- ----------
    Total Trading Equity                       10,812,921 10,380,596
Due from Morgan Stanley DW                         43,243     40,623
Interest receivable (Morgan Stanley DW)             6,124      8,158
                                               ---------- ----------
    Total Assets                               10,862,288 10,429,377
                                               ========== ==========

                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accrued incentive fee                             102,507     --
Redemptions payable                                80,436     75,746
Accrued management fees                            27,139     26,057
Accrued administrative expenses                     6,519      6,408
                                               ---------- ----------
    Total Liabilities                             216,601    108,211
                                               ---------- ----------

PARTNERS' CAPITAL
Limited Partners (8,111.481 and
 9,035.012 Units, respectively)                10,523,160 10,145,386
General Partner (94.446 and 156.541
 Units, respectively)                             122,527    175,780
                                               ---------- ----------
    Total Partners' Capital                    10,645,687 10,321,166
                                               ---------- ----------
    Total Liabilities and Partners' Capital    10,862,288 10,429,377
                                               ========== ==========

NET ASSET VALUE PER UNIT                         1,297.32   1,122.90
                                               ========== ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

STATEMENTS OF OPERATIONS

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 2003       2002       2001
                                               ---------  --------- ----------
                                                  $          $          $
REVENUES
Trading profit (loss):
 Realized                                      2,206,680  1,117,053  2,431,280
 Net change in unrealized                        439,847    441,068 (1,539,698)
                                               ---------  --------- ----------
                                               2,646,527  1,558,121    891,582
 Proceeds from Litigation Settlement              --        675,411     --
                                               ---------  --------- ----------
   Total Trading Results                       2,646,527  2,233,532    891,582
Interest income (Morgan Stanley DW)               86,161    130,912    317,758
                                               ---------  --------- ----------
   Total                                       2,732,688  2,364,444  1,209,340
                                               ---------  --------- ----------
EXPENSES
Brokerage commissions (Morgan Stanley DW)        692,866    649,478    749,037
Management fees                                  319,748    304,338    346,722
Incentive fees                                   107,730     11,251     94,817
Transaction fees and costs                        70,572     80,948     98,208
Administrative expenses                           26,535     25,435     28,820
                                               ---------  --------- ----------
   Total                                       1,217,451  1,071,450  1,317,604
                                               ---------  --------- ----------
NET INCOME (LOSS)                              1,515,237  1,292,994   (108,264)
                                               =========  ========= ==========
NET INCOME (LOSS) ALLOCATION:
Limited Partners                               1,498,490  1,261,221   (105,152)
General Partner                                   16,747     31,773     (3,112)

NET INCOME (LOSS) PER UNIT:
Limited Partners                                  174.42     131.95     (14.41)
General Partner                                   174.42     131.95     (14.41)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                     UNITS OF
                                    PARTNERSHIP  LIMITED    GENERAL
                                     INTEREST    PARTNERS   PARTNER     TOTAL
                                    ----------- ----------  -------  ----------
                                                    $          $          $
Partners' Capital,
December 31, 2000                   11,598.906  11,443,935  217,119  11,661,054
Net loss                                --        (105,152)  (3,112)   (108,264)
Redemptions                         (1,254.686) (1,302,191)    --    (1,302,191)
                                    ----------  ----------  -------  ----------
Partners' Capital,
December 31, 2001                   10,344.220  10,036,592  214,007  10,250,599
Net income                              --       1,261,221   31,773   1,292,994
Redemptions                         (1,152.667) (1,152,427) (70,000) (1,222,427)
                                    ----------  ----------  -------  ----------
Partners' Capital,
December 31, 2002                    9,191.553  10,145,386  175,780  10,321,166
Net income                              --       1,498,490   16,747   1,515,237
Redemptions                           (985.626) (1,120,716) (70,000) (1,190,716)
                                    ----------  ----------  -------  ----------
Partners' Capital,
December 31, 2003                    8,205.927  10,523,160  122,527  10,645,687
                                    ==========  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

STATEMENTS OF CASH FLOWS

                                    FOR THE YEARS ENDED DECEMBER 31,
                                   ----------------------------------
                                      2003        2002        2001
                                   ----------  ----------  ----------
                                       $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                   1,515,237   1,292,994    (108,264)
Noncash item included in net
 income (loss):
  Net change in unrealized          (439,847)    (441,068)  1,539,698
(Increase) decrease in operating
 assets:
  Due from Morgan Stanley DW          (2,620)     (13,290)     (4,087)
  Interest receivable
   (Morgan Stanley DW)                  2,034       4,154      31,748
Increase (decrease) in operating
 liabilities:
  Accrued incentive fee               102,507          --          --
  Accrued management fees               1,082         100      (3,578)
  Accrued administrative expenses         111      (4,867)      6,605
                                   ----------  ----------  ----------
Net cash provided by operating
 activities                         1,178,504     838,023   1,462,122
                                   ----------  ----------  ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Increase (decrease) in redemptions
 payable                                4,690     (30,643)    (17,208)
Redemptions of Units               (1,190,716) (1,222,427) (1,302,191)
                                   ----------  ----------  ----------
Net cash used for financing
 activities                        (1,186,026) (1,253,070) (1,319,399)
                                   ----------  ----------  ----------

Net increase (decrease) in cash        (7,522)   (415,047)    142,723

Balance at beginning of period      9,559,279   9,974,326   9,831,603
                                   ----------  ----------  ----------

Balance at end of period            9,551,757   9,559,279   9,974,326
                                   ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $10,645,687                                 $              %              $               %
Foreign currency                                                       513,156         4.82         (86,147)         (0.81)
Interest rate                                                           22,439         0.21            (612)           --
Commodity                                                              414,351         3.89         (10,531)         (0.10)
Equity                                                                 163,505         1.54            --              --
                                                                     ---------        -----         -------          -----
  Grand Total:                                                       1,113,451        10.46         (97,290)         (0.91)
                                                                     =========        =====         =======          =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2002 PARTNERSHIP NET ASSETS: $10,321,166
Foreign currency                                                       247,213         2.40           4,889           0.04
Interest rate                                                          323,976         3.14            --              --
Commodity                                                              155,409         1.51           8,625           0.08
Equity                                                                 (15,490)       (0.15)         30,768           0.30
                                                                     ---------        -----         -------          -----
  Grand Total:                                                         711,108         6.90          44,282           0.42
                                                                     =========        =====         =======          =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


FUTURES AND FORWARD CONTRACTS:                                    NET UNREALIZED GAIN # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    ------------------- -------------------------------
2003 PARTNERSHIP NET ASSETS: $10,645,687                                   $
Foreign currency                                                         427,009               3,514,320,148
Interest rate                                                             21,827                         457
Commodity                                                                403,820                         334
Equity                                                                   163,505                         159
                                                                       ---------
  Grand Total:                                                         1,016,161

  Unrealized Currency Gain                                               245,003
                                                                       ---------
  Total Net Unrealized Gain per Statement of Financial Condition       1,261,164
                                                                       =========

2002 PARTNERSHIP NET ASSETS: $10,321,166
Foreign currency                                                         252,102               2,177,370,097
Interest rate                                                            323,976                         615
Commodity                                                                164,034                         251
Equity                                                                    15,278                          46
                                                                       ---------
  Grand Total:                                                           755,390

  Unrealized Currency Gain                                                65,927
                                                                       ---------
  Total Net Unrealized Gain per Statement of Financial Condition         821,317
                                                                       =========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION.  Dean Witter Global Perspective Portfolio L.P. (the
"Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "futures interests").

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

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses are reflected in the change in unrealized profit
(loss) on open contracts from one period to the next on the statements of operations. Monthly, Morgan Stanley DW pays the Partnership interest income based upon 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AICPA Executive Committee") issued Statement of Position 01-1 ("SOP 01-1") "Amendment to the Scope of Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships, to Include Commodity Pools". SOP 01-1 required commodity pools to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately, beginning in fiscal years ending after December 15, 2001.

In December 2003, the AICPA Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose on the Schedule of Investments the number of contracts, the contracts' expiration dates and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for expenses and net income/ (losses) based on average net assets to be disclosed in Financial Highlights. SOP 03-4 is effective for fiscal years ending after December 15, 2003.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts," reflected on the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis, at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

OPERATING EXPENSES. The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

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

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnership pays brokerage commissions to Morgan Stanley DW as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)



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

INCENTIVE FEE. The Partnership pays a quarterly incentive fee to each trading advisor equal to 17.5% of trading profits experienced by the Net Assets allocated to such trading advisor as of the end of each calendar quarter. Trading profits represent the amount by which gains from futures, forwards and options trading exceed losses, after brokerage commissions, management fees, transaction fees and costs and administrative expenses are deducted. An incentive fee is accrued in each month in which trading profits occur. If a trading advisor has experienced trading losses with respect to its allocated Net Assets, no incentive fee is paid in subsequent closings until all such losses are recovered. In those instances in which limited partners redeem Units, incentive fees earned (through the date of such redemptions) are paid to the trading advisors on those Units redeemed in the month of such redemptions.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

value of these contracts, including interest rate volatility.

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

  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

         NET UNREALIZED GAINS
           ON OPEN CONTRACTS       LONGEST MATURITIES
     ----------------------------- -------------------
                 OFF-                          OFF-
     EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
---- --------- --------- --------- --------- ---------
         $         $         $
2003 1,084,783  176,381  1,261,164 Dec. 2004 Mar. 2004
2002   785,546   35,771    821,317 Sep. 2003 Mar. 2003

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

involved is limited to the amounts reflected on the Partnership's statements of financial condition.

  The Partnership also has credit risk because Morgan Stanley DW, MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $10,636,540 and $10,344,825 at December 31, 2003 and 2002, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS&Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                              PER UNIT:
                                              ---------
NET ASSET VALUE, JANUARY 1, 2003:             $1,122.90
                                              ---------
NET OPERATING RESULTS:
 Realized Profit                                 254.80
 Unrealized Profit                                51.14
 Interest Income                                  10.02
 Expenses                                       (141.54)
                                              ---------
 Net Income                                      174.42
                                              ---------
NET ASSET VALUE, DECEMBER 31, 2003:           $1,297.32
                                              =========
 Expense Ratio                                    11.6%
 Net Income Ratio                                 14.4%
TOTAL RETURN 2003                                 15.5%
INCEPTION-TO-DATE RETURN                          29.7%
COMPOUND ANNUALIZED RETURN                         2.2%

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