Form 10-Q
period 2004-03-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2004-05-14
CIK 880958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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

Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X


       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of March 31, 2004
	(Unaudited) and December 31, 2003	2

	Statements of Operations for the Quarters Ended
	March 31, 2004 and 2003 (Unaudited)	3

	Statements of Changes in Partners' Capital for the
	Quarters Ended March 31, 2004 and 2003 (Unaudited)	4

	Statements of Cash Flows for the Quarters Ended
	March 31, 2004 and 2003 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6-10

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	11-17

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	18-30

Item 4.	Controls and Procedures	30


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 6.	Exhibits and Reports on Form 8-K	31-32



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	    March 31,	     December 31,
           2004      	       2003
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	 10,265,093	9,551,757

	Net unrealized gain on open contracts (MS&Co.) 	 663,647	1,252,821
	Net unrealized gain (loss) on open contracts (MSIL)	         (20,731)	            8,343

	     Total net unrealized gain on open contracts	         642,916	     1,261,164

		Total Trading Equity	10,908,009 	10,812,921

Due from Morgan Stanley DW	 58,701	43,243
Interest receivable (Morgan Stanley DW)	                        7,034	            6,124

		Total Assets	    10,973,744	   10,862,288

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accrued incentive fees	72,504 	102,507
Redemptions payable	38,310 	80,436
Accrued management fees	         27,419           	        27,139
Accrued administrative expenses	             6,821	            6,519

		Total Liabilities	         145,054	        216,601

Partners' Capital

Limited Partners (7,896.433 and
      8,111.481 Units, respectively)	10,700,703	10,523,160
General Partner (94.446 Units)	         127,987	        122,527

		Total Partners' Capital	    10,828,690     	   10,645,687

		Total Liabilities and Partners' Capital	   10,973,744	   10,862,288

NET ASSET VALUE PER UNIT                                                           1,355.13		       1,297.32

The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	        For the Quarters Ended March 31,

	      2004   	       2003
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	1,429,894 	1,432,890
		Net change in unrealized	      (618,248)	   (1,140,213)

			Total Trading Results	811,646	292,677

	Interest income (Morgan Stanley DW)	          19,990	           24,850

			Total	        831,636	         317,527


EXPENSES
	Brokerage commissions (Morgan Stanley DW)	175,501	167,249
	Management fees	82,491	81,954
	Incentive fees	73,856	-
	Transaction fees and costs	20,072	15,928
	Administrative expenses	            6,821	         6,803

			Total	        358,741	      271,934

NET INCOME 	        472,895	       45,593


NET INCOME  ALLOCATION

	Limited Partners	467,435	45,058
	General Partner	5,460	535


NET INCOME PER UNIT

	Limited Partners	57.81	3.42
	General Partner	57.81	3.42

The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




                                                                        Units of
                                                                     Partnership	Limited	General
                                                                        Interest      	   Partners   	  Partner  	     Total
		$	$	$

Partners' Capital,
	December 31, 2002                                 9,191.553		10,145,386	175,780	10,321,166

Net Income	-   		45,058	535	45,593

Redemptions                                                (388.806)	     (392,018)	     (60,000)	    (452,018)

Partners' Capital,
	March 31, 2003                                        8,802.747		   9,798,426	    116,315	  9,914,741



Partners' Capital,
	December 31, 2003                                   8,205.927	10,523,160	122,527	10,645,687

Net Income	-      	467,435	5,460	472,895

Redemptions                                               	(215.048)	    (289,892)	         -       	    (289,892)

Partners' Capital,
	March 31, 2004                                         7,990.879	 10,700,703	    127,987	10,828,690



The accompanying notes are an integral part of these financial statements.


       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2004     	      2003
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	472,895	45,593
Noncash item included in net income:
	Net change in unrealized	618,248	1,140,213

Increase in operating assets:
	Due from Morgan Stanley DW	(15,458)	(3,417)
	Interest receivable (Morgan Stanley DW)	(910)	(320)
	Prepaid incentive fees	-  	(321)

Increase (decrease) in operating liabilities:
	Accrued incentive fees	(30,003)	-
	Accrued management fees	280	(535)
	Accrued administrative expenses	            302	          2,561

Net cash provided by operating activities	   1,045,354	   1,183,774


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(42,126)	192,769
Redemptions of Units	     (289,892)	     (452,018)

Net cash used for financing activities	     (332,018)	    (259,249)

Net increase in cash	713,336	924,525

Balance at beginning of period	   9,551,757	   9,559,279

Balance at end of period	  10,265,093	 10,483,804


The accompanying notes are an integral part of these financial statements.


       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Global Perspective Portfolio L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

1.  Organization
Dean Witter Global Perspective Portfolio L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products.

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc. and Millburn
Ridgefield Corporation (individually, a "Trading Advisor," or collectively, the "Trading Advisors").

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


The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Mar. 31, 2004	831,539	        (188,623)	642,916	Dec. 2004	Jun. 2004
Dec. 31, 2003	1,084,783	   176,381	1,261,164	Dec. 2004	     Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $11,096,632 and $10,636,540 at March 31, 2004 and December 31,
2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

       The Partnership's results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
       For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $831,636 and expenses totaling $358,741, resulting in net income of $472,895 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit increased from $1,297.32 at December 31, 2003 to $1,355.13 at March 31, 2004.

The most significant trading gains of approximately 4.2% were recorded in the agricultural markets, from long futures positions in soybeans, soybean-related products and corn. Growing U.S. exports and heightened demand from Asia pushed prices for these commodities higher during the quarter. In the metals markets, gains of approximately 3.1% were recorded throughout the quarter from long futures positions in copper as industrial metals prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar. Elsewhere in the metals markets, gains were generated throughout the quarter from long positions in silver futures as precious metals prices also benefited from a lower U.S. dollar. Additional gains of approximately 1.2% were experienced in the global interest rate markets from long positions in U.S. and European interest rate futures during February and March. During February, global bond price rallied after central banks, such as European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data and safe haven buying following the terrorist attack in Madrid. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 3.3% in the currency sector, primarily during February and March, from positions in the euro against the U.S. dollar and Japanese yen as the euro experienced significant short-term price volatility. During March, losses were experienced from short positions in the Japanese yen against the U.S. dollar as the value of the yen reversed higher due to speculation that the Bank of Japan would be relaxing its efforts to weaken the yen in the future. Smaller currency losses were incurred from positions in the Czech koruna versus the U.S. dollar as the value of the koruna moved without consistent direction throughout the quarter. Within the global equity index sector, losses of approximately 0.9% were experienced from long positions in British stock index futures as prices drifted lower during the quarter on uncertainty regarding the status of Great Britain's economy. Smaller losses within this sector were incurred, primarily during February and March, from long positions in NASDAQ-100 Index futures as prices moved lower due to weakness in the technology sector.


For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $317,527 and expenses totaling $271,934, resulting in net income of $45,593 for the quarter ended March 31, 2003. The
Partnership's net asset value per Unit increased from $1,122.90 at December 31, 2002 to $1,126.32 at March 31, 2003.

       The most significant trading gains of approximately 2.8%
were recorded in the energy markets during January and February from long positions in natural gas futures as prices increased sharply due to prolonged frigid temperatures in the northeastern and midwestern U.S. Elsewhere in the energy markets, long futures positions in crude oil and its related products resulted in gains as prices trended higher during January and February amid the looming threat of a Coalition-led war against Iraq and an overall decline in inventories. Additional gains of approximately 0.9% were recorded in the global interest rate markets from long positions in European interest rate futures as prices trended higher during January and February as investors continued to seek the safe haven of fixed income investments in response to continued uncertainty in global equity markets. A portion of the Partnership's overall gains was offset by losses of approximately 1.5% in the global stock index markets from positions in Asian stock index futures as equity prices moved without consistent direction during January and February due to a continued lack of confidence in the global economy, particularly in the Pacific Rim region. Additional losses were recorded in March from short positions in U.S. stock index futures as equity prices rallied during mid-month on reports of early Coalition victories against Iraq. In the agricultural markets, losses of approximately 1.5% were recorded primarily from long futures positions in soybeans and its related products as prices reversed lower in January amid news of increased supply.
       Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

       The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $11 million and $10 million, respectively.

Primary Market	March 31, 2004	March 31, 2003
Risk Category	Value at Risk	Value at Risk

Equity                         (2.27)%                (0.42)%
Interest Rate                  (1.99)                 (0.53)
Currency                       (0.65)                 (0.71)
Commodity                      (1.52)                 (0.43)
Aggregate Value at Risk        (3.77)%                (1.09)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category       High       Low      Average
Equity	                            (2.41)%	(0.85)%	(1.69)%
Interest Rate	(1.99)	(0.61)	(1.21)
Currency	(2.40)	(0.65)	(1.45)
Commodity	(1.72)	(0.63)	(1.28)
Aggregate Value at Risk	           (3.97)%	(2.02)%	(3.07)%

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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 85% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.
Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors
       for managing such exposures, are subject to numerous
uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
The following were the primary trading risk exposures of the Partnership at March 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at March 31, 2004 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposures were to the DAX (Germany), NASDAQ (U.S.), Nikkei (Japan) and FTSE 100 (Great Britain) stock indices. The Partnership was primarily exposed to the risk of adverse price trends or static markets in the European, U.S. and
       Japanese stock indices.  Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2004 was to the global interest rate complex. Exposure was primarily to the U.S., European, Japanese and Australian sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at March 31, 2004 was to the currency sector. The Partnership's
       currency exposure is to exchange rate fluctuations,
primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2004, the Partnership's major exposures were to the euro, British pound, Japanese yen and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Metals. The Partnership's metals exposure at March 31, 2004 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, zinc and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop
       and Demeter anticipates that the Partnership will
continue to do so.

Energy. At March 31, 2004, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and to natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals.  At March 31, 2004, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to soybean oil, coffee and cotton. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2004:

       Foreign Currency Balances. The Partnership's primary
foreign currency balances at March 31, 2004 were in euros and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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




                      Dean Witter Global Perspective Portfolio L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 17, 2004          By:/s/Jeffrey D. Hahn
                            Jeffrey D. Hahn
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



























DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1159: