Form 10-Q
period 2004-06-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2004-08-16
CIK 880958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Statements of Financial Condition as of June 30, 2004
	(Unaudited) and December 31, 2003	2

	Statements of Operations for the Quarters Ended
	June 30, 2004 and 2003 (Unaudited)	3

	Statements of Operations for the Six Months
	Ended June 30, 2004 and 2003 (Unaudited)	4

	Statements of Changes in Partners' Capital for the
	Six Months Ended June 30, 2004 and 2003 (Unaudited)	5

	Statements of Cash Flows for the Six Months Ended
	June 30, 2004 and 2003 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-11

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	12-23

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	24-36

Item 4.	Controls and Procedures	36-37


PART II. OTHER INFORMATION

Item 5.	Other Information	38-39

Item 6.	Exhibits and Reports on Form 8-K	40-41




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	    June 30,	     December 31,
            2004      	       2003
	$	$
	 (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	8,140,780 	9,551,757

	Net unrealized gain on open contracts (MS&Co.) 	182,014	1,252,821
	Net unrealized gain (loss) on open contracts (MSIL)	       (9,095)	            8,343

	     Total net unrealized gain on open contracts	      172,919	     1,261,164

		Total Trading Equity	8,313,699 	10,812,921

Due from Morgan Stanley DW	 32,100	43,243
Interest receivable (Morgan Stanley DW)	                      7,314	            6,124

		Total Assets	    8,353,113	   10,862,288

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	108,011 	80,436
Accrued management fees	20,869 	27,139
Accrued administrative expenses	5,538                    	        6,519
Accrued incentive fee	              -   	          102,507

		Total Liabilities	      134,418	        216,601

Partners' Capital

Limited Partners (7,613.552 and
      8,111.481 Units, respectively)	8,117,991	10,523,160
General Partner (94.446 Units)	      100,704	        122,527

		Total Partners' Capital		   8,218,695     	   10,645,687

		Total Liabilities and Partners' Capital	   8,353,113	   10,862,288


NET ASSET VALUE PER UNIT                                                           1,066.26		       1,297.32

The accompanying notes are an integral part of these financial statements. </table>

       <table>	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	        For the Quarters Ended June 30,

	      2004   	       2003
	     $	       $
REVENUES
	Trading profit (loss):
		Realized	(1,602,229) 	766,706
		Net change in unrealized	     (469,997)	      359,693

			Total Trading Results	(2,072,226)	1,126,399

	Interest income (Morgan Stanley DW)	         20,241	         22,593

			Total	   (2,051,985)	    1,148,992


EXPENSES
	Brokerage commissions (Morgan Stanley DW)	152,188	171,061
	Management fees	66,619	79,080
	Transaction fees and costs	15,539	18,421
	Administrative expenses	5,538	6,573
	Incentive fee	    -  	            958

			Total	       239,884	     276,093

NET INCOME (LOSS)	   (2,291,869)	      872,899


NET INCOME  (LOSS) ALLOCATION

	Limited Partners	(2,264,586)	863,431
	General Partner	(27,283)	9,468


NET INCOME (LOSS) PER UNIT

	Limited Partners	(288.87)	99.60
	General Partner	(288.87)	99.60

The accompanying notes are an integral part of these financial statements. </table>




       <table> 	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	        For the Six Months Ended June 30,

	      2004   	       2003
	   $	       $
REVENUES
	Trading profit (loss):
		Realized	(172,335) 	2,199,596
		Net change in unrealized	   (1,088,245)	     (780,520)

			Total Trading Results	(1,260,580)	1,419,076

	Interest income (Morgan Stanley DW)	         40,231	         47,443

			Total	   (1,220,349)	    1,466,519


EXPENSES
	Brokerage commissions (Morgan Stanley DW)	327,689	338,310
	Management fees	149,110	161,034
	Incentive fees	73,856	958
	Transaction fees and costs	35,611	34,349
	Administrative expenses	        12,359	       13,376

			Total	      598,625	     548,027

NET INCOME (LOSS)	     (1,818,974)	      918,492


NET INCOME  (LOSS) ALLOCATION

	Limited Partners	(1,797,151)	908,489
	General Partner	(21,823)	10,003


NET INCOME (LOSS) PER UNIT

	Limited Partners	(231.06)	103.02
	General Partner	(231.06)	103.02

The accompanying notes are an integral part of these financial statements. </table>

       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




                                                                        Units of
                                                                     Partnership	Limited	General
                                                                        Interest      	   Partners   	  Partner  	     Total
		$	$	$


Partners' Capital,
	December 31, 2002                                 9,191.553		10,145,386	175,780	10,321,166

Net Income	-   		908,489	10,003	918,492

Redemptions                                                (685.856)	     (742,332)	     (70,000)	    (812,332)

Partners' Capital,
	June 30, 2003                                         8,505.697		  10,311,543	    115,783	  10,427,326



Partners' Capital,
	December 31, 2003                                8,205.927	10,523,160	122,527	10,645,687

Net Loss	-   		(1,797,151)	(21,823)	(1,818,974)

Redemptions                                               (497.929)		     (608,018)	   -  	    (608,018)

Partners' Capital,
	June 30, 2004                                         7,707.998		   8,117,991	    100,704	   8,218,695

The accompanying notes are an integral part of these financial statements. </table>



       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2004     	      2003
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(1,818,974)	918,492
Noncash item included in net income (loss):
	Net change in unrealized	1,088,245	780,520

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	11,143	(12,253)
	Interest receivable (Morgan Stanley DW)	(1,190)	1,175

Increase (decrease) in operating liabilities:
	Accrued management fees	(6,270)	203
	Accrued administrative expenses	(981)	             165
	Accrued incentive fee	   (102,507)	             -

Net cash provided by (used for) operating activities	    (830,534)	   1,688,302


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	27,575	(25,321)
Redemptions of Units	    (608,018)	     (812,332)

Net cash used for financing activities	     (580,443)	    (837,653)

Net increase (decrease) in cash	(1,410,977)	850,649

Balance at beginning of period	   9,551,757	   9,559,279

Balance at end of period	   8,140,780	 10,409,928

The accompanying notes are an integral part of these financial statements. </table>





       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc. and Millburn
Ridgefield Corporation (individually, a "Trading Advisor," or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.


       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		  Exchange-	Off-Exchange-
Date	  Traded 	       Traded   	Total	 Traded 	    Traded
 	$	       $	$

Jun. 30, 2004	187,964	(15,045)	172,919      	Dec. 2004	 Sep. 2004
Dec. 31, 2003	1,084,783	   176,381	1,261,164	Dec. 2004	     Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $8,328,744 and $10,636,540 at June 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
       For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $2,051,985 and expenses totaling $239,884, resulting in a net loss of $2,291,869 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $1,355.13 at March 31, 2004 to $1,066.26 at June 30, 2004.

The most significant trading losses of approximately 7.3% were generated in the global interest rate futures markets primarily during April from long European, U.S. and Australian interest rate futures positions as prices tumbled following the release of stronger than expected U.S. jobs data. Additional losses were incurred during May from newly established short positions in Australian bond futures as prices were lifted by speculation that the Reserve Bank of Australia would move to reduce interest rates in the future. During June short positions in Japanese interest rate futures resulted in losses as prices rose following the Japanese Central Bank's decision to leave their interest rate policy unchanged. Losses were also incurred from short positions in European and U.S. interest rate futures as prices reversed higher on weaker than expected U.S. economic reports and diminished expectations for the Federal Reserve to maintain an aggressive policy towards tightening interest rates. Finally, long futures positions in Australian interest rate futures ended with losses in June as weaker demand and lower prices were spurred by speculation that the Reserve Bank of Australia was poised to raise interest rates instead of reducing them. Within
       the global stock index markets, losses of approximately
5.7% were incurred during April and May from long positions as prices drifted lower amid the continuing difficulties in Iraq, fears of global terrorism, concerns of higher interest rates, and surging energy prices. In the currency markets, losses of approximately 3.8% were incurred from positions in the Japanese yen relative to the dollar as the value of the yen experienced significant short-term price volatility due to conflicting data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar and Korean won against the U.S. dollar as the value of these currencies experienced significant "whipsawing" throughout the quarter. Losses of approximately 3.6% were incurred in the metals markets, primarily during April, from long positions in gold and silver as precious metals prices moved lower due to positive economic data and the strength of the U.S. dollar. Smaller losses of approximately 2.5% were experienced in the agricultural markets, primarily during May, from short positions in coffee futures as prices strengthened due to reports of cold temperatures in the growing regions of Brazil.
 Additional agricultural losses were experienced from positions in the soybean complex as prices moved in a trendless pattern during April and May. A portion of the Partnership's overall losses was offset by gains of approximately 0.3% in the energy markets, primarily during May, from long futures positions in
       unleaded gasoline as prices increased sharply amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production and distribution.


The Partnership recorded losses net of interest income totaling $1,220,349 and expenses totaling $598,625, resulting in a net loss of $1,818,974 for the six months ended June 30, 2004. The Partnership's net asset value per Unit decreased from $1,297.32 at December 31, 2003 to $1,066.26 at June 30, 2004.

The most significant trading losses of approximately 7.0% were experienced in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced throughout the year from both long and short positions in the Japanese yen relative to the U.S dollar as the value of the yen experienced significant short-term price volatility due to conflicting data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar and Korean won against the U.S. dollar as the value of these currencies experienced significant "whipsawing" throughout the year. Smaller losses were recorded from positions in the euro and Czech koruna versus the U.S. dollar, primarily during the
       first quarter, as the value of these currencies also moved in a trendless pattern. Within the global stock index markets, losses of approximately 6.6% were incurred during February, March, April, and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices drifted lower amid the continuing difficulties in Iraq, weakness in the technology sector, fears of global terrorism, surging energy prices, and concerns of higher interest rates. Within the global interest rate markets, losses of approximately 6.2% were recorded throughout the first six months of the year from positions in Australian, Japanese, and European interest rate futures as prices moved erratically amid uncertainty regarding interest rate policy, conflicting economic data, and significant geopolitical uncertainties. Within the metals markets, losses of approximately 0.6% were generated during April from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. Smaller losses in the metals markets were incurred during January from long positions in nickel futures as prices reversed lower due to a temporary strengthening of the U.S. dollar. In February, these losses continued from newly established short positions as prices reversed higher. A portion of the Partnership's overall losses was offset by gains of approximately 1.6% in the agricultural markets during the first quarter from long futures positions in soybeans and soybean related products as growing U.S. exports and heightened demand from Asia pushed prices higher. Additional gains of approximately 1.0% were experienced in the energy markets during February and May from long positions in unleaded gasoline and crude oil futures as prices trended higher amid fears of potential terrorist attacks against Saudi Arabian oil facilities, disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production from OPEC.


For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income totaling $1,148,992 and expenses totaling $276,093, resulting in net income of $872,899 for the quarter ended June 30, 2003. The
Partnership's net asset value per Unit increased from $1,126.32 at March 31, 2003 to $1,225.92 at June 30, 2003.

The most significant trading gains of approximately 5.8% were established in the currency markets from long positions in the euro as the value of the euro trended to an all time high versus the U.S. dollar during May amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Elsewhere in the currency markets, gains were experienced primarily during April and May from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency strengthened amid significant interest rate differentials between the two countries. Additional gains of approximately 5.0% were recorded in the global interest rate markets from long positions
       in European, U.S., and Japanese interest rate futures as prices trended higher during May amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Smaller gains of approximately 0.5% were recorded in the global stock index markets primarily during May from long positions in U.S. stock index futures as prices increased due to investors focusing on positive comments and profits by technology companies instead of weak economic data and geopolitical concerns. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 1.5% recorded in the agricultural markets from positions in corn futures as prices moved without consistent direction amid weather related concerns throughout the U.S. midwest. Additional losses of approximately 1.2% were recorded in the energy markets from long positions in natural gas futures as prices reversed sharply lower during June following news of larger than expected U.S. reserves. Smaller losses of approximately 0.5% were recorded in the metals markets from positions in silver futures as prices moved in a trendless pattern throughout a majority of the quarter.

The Partnership recorded revenues including interest income totaling $1,466,519 and expenses totaling $548,027, resulting in net income of $918,492 for the six months ended June 30, 2003. The Partnership's net asset value per Unit increased from $1,122.90 at December 31, 2002 to $1,225.92 at June 30, 2003.

       The most significant trading gains of approximately 5.9%
were established in the global interest rate markets, produced from long positions in European, U.S., and Japanese interest rate futures as prices trended higher during January, April, and May amid anticipation of lower interest rates in the U.S. and lingering doubts concerning a global economic recovery.
Additional gains of approximately 5.8% were recorded in the currency markets from long positions in the euro versus the U.S. dollar as the value of the euro trended higher during January, April and May amid uncertainty regarding the Bush Administration's economic policy, developments regarding the war in Iraq, and investor preference for non-U.S. dollar denominated assets. Additional currency gains were recorded from long positions in the Australian dollar as its value trended higher versus the U.S. dollar during the first six months of the year amid a significant interest rate differential between Australia and the U.S., as well as higher gold prices. Additional gains of approximately 1.6%, recorded in the energy markets, resulted from long positions in natural gas futures as prices trended sharply higher during January and February amid fears that extremely cold weather in the U.S. northeast and midwest would further deplete already diminished supplies. A portion of the Partnership's overall gains was offset by losses of approximately 2.9% in the agricultural markets from positions in corn futures as prices moved without consistent direction throughout a majority of the first half of the year amid weather related concerns throughout the U.S. midwest. Smaller losses of approximately 1.0% were recorded in
       the stock index futures markets from positions in Asian stock index futures as prices moved without consistent direction during January and February due to a continued lack of confidence in the global economy, particularly in the Pacific Rim region.
<paeg> Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not
<pae> limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss"
<paeg> outcomes.  The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2004 and 2003. At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $8 million and $10 million, respectively.

Primary Market	June 30, 2004	June 30, 2003
Risk Category	Value at Risk	Value at Risk

Equity  	(1.56)%              (1.24)%
Interest Rate                    (0.92)               (0.61)
Currency	(0.85)               (1.05)
Commodity                        (0.47)               (0.63)
Aggregate Value at Risk   	(2.07)%              (2.02)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a
       percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.
Primary Market Risk Category       High       Low      Average
Equity	(2.41)%	(0.85)% 	(1.77)%
Interest Rate	(1.99)	(0.73)	(1.28)
Currency	(2.40)	(0.65)	(1.40)
Commodity	(1.72)	(0.47)	(1.24)
Aggregate Value at Risk	           (3.97)%	(2.07)%	(3.09)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:

?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts
       indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 95% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of
       the Securities Act and Section 21E of the Securities
Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at June 30, 2004 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2004,
       the Partnership's primary exposures were to the DAX
(Germany), FTSE 100 (Great Britain), All Ordinaries Share Price Index (Australia), Nikkei (Japan), and NASDAQ (U.S.) stock indices. The Partnership was primarily exposed to the risk of adverse price trends or static markets in the European, Australian, U.S., and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2004 was to the global interest rate sector. Exposure was primarily to the European, Japanese, U.S., and Australian sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-
       term instruments.  Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at June 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2004, the Partnership's major exposures were to the euro, Canadian dollar, British pound, Japanese yen, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Commodity.
Metals. The Partnership's metals exposure at June 30, 2004 was to fluctuations in the price of precious metals, such as gold, and base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these
       markets.  The Trading Advisors, from time to time,
take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2004, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton and sugar markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Energy. The Partnership's energy exposure at June 30, 2004 was shared primarily by futures contracts in crude oil and its related products, and to natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2004 were in euros, Hong Kong dollars, and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  CONTROLS AND PROCEDURES

   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no significant changes during the
period covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated
as of November 7, 1991, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership's
Registration Statement on Form S-1.
10.01	Management Agreements among the Partnership, Demeter
Management Corporation and A.O. Management, Inc., Chang
Crowell and Millburn, each dated as of December 31, 1991,
are incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1.
10.02	Management Agreement among the Partnership, Demeter
Management Corporation and ELM Financial Incorporated,
dated as of May 1, 1994, is incorporated by reference to
Exhibit 10.03 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1994.
10.03	Management Agreement among the Partnership, Demeter
Management Corporation and EMC Capital Management, Inc.,
dated as of June 1, 1994, is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1994.
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K/A (File No. 0-19901) filed
with the Securities and Exchange Commission on March 29,
2002.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K/A (File No. 0-19901) filed with the Securities and Exchange
Commission on March 29, 2002.
10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K/A (File No. 0-19901) filed with the Securities and Exchange Commission on March 29,
2002.


       10.07	Foreign Exchange and Options Master Agreement
between Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership's Form
8-K/A (File No. 0-19901) filed with the Securities and Exchange Commission on March 29, 2002.
10.08	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K/A (File No. 0-19901) filed with the Securities and Exchange Commission on March 29, 2002.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                      Dean Witter Global Perspective Portfolio L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 16, 2004       By:/s/Kevin Perry
                            Kevin Perry
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





































DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)