Form 10-Q
period 2004-09-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2004-11-10
CIK 880958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-19901

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3642323
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY                             	   	  10017
(Address of principal executive offices)	  	     (Zip Code)

Registrant's telephone number, including area code (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022



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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of September 30, 2004
	(Unaudited) and December 31, 2003	2

	Statements of Operations for the Three and Nine Months
	Ended September 30, 2004 and 2003 (Unaudited)	3

	Statements of Changes in Partners' Capital for the
	Nine Months Ended September 30, 2004 and 2003 (Unaudited)	4

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2004 and 2003 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	12-24

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	25-38

Item 4.	Controls and Procedures	38


PART II. OTHER INFORMATION

Item 5.	Other Information	39

Item 6.	Exhibits and Reports on Form 8-K	39-41



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	 September 30,	     December 31,
                    2004      	       2003
	$	$
	 (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	7,002,205 	9,551,757

	Net unrealized gain on open contracts (MS&Co.) 	548,099	1,252,821
	Net unrealized gain on open contracts (MSIL)	      20,525	           8,343

	     Total net unrealized gain on open contracts	     568,624	    1,261,164

		Total Trading Equity	7,570,829 	10,812,921

Due from Morgan Stanley DW	 16,216	43,243
Interest receivable (Morgan Stanley DW)	                    8,300	           6,124

		Total Assets	 7,595,345	  10,862,288

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	 61,428	80,436
Accrued management fees	 18,976	27,139
Accrued administrative expenses	                    4,809	        6,519
Accrued incentive fee	          -  	     	                 102,507

		Total Liabilities	       85,213	       216,601

Partners' Capital

Limited Partners (7,405.117 and
      8,111.481 Units, respectively)	7,415,553	10,523,160
General Partner (94.446 Units)	       94,579	       122,527

		Total Partners' Capital		   7,510,132     	   10,645,687

		Total Liabilities and Partners' Capital	   7,595,345	   10,862,288


NET ASSET VALUE PER UNIT                                                   	       1,001.41	       1,297.32

The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


             For the Three Months                       	    For the Nine Months
  	   Ended September 30,	                      Ended September 30,

                                                                        	   2004   	   2003  	   2004   	       2003
                                                                                     $		 $		     $			   $
REVENUES
	Trading profit (loss):
		Realized	(725,595) 	(417,193)	(897,930)		1,782,403
		Net change in unrealized	    395,705	   1,041,414 	   (692,540)		          260,894
			(329,890)	    624,221	(1,590,470)		  2,043,297
Proceeds from Litigation Settlement	           6,653                          -        6,653                        -

		   Total Trading Results 	(323,237) 	       	624,221	(1,583,817)		2,043,297

	Interest income (Morgan Stanley DW)	      23,847	        19,867	      64,078		      67,310

		   Total  	   (299,390)	      644,088	 (1,519,739)		   2,110,607

EXPENSES
	Brokerage commissions
       (Morgan Stanley DW)	125,885	172,957	453,574		511,267
	Management fees	 57,845	79,886	206,955		240,920
	Transaction fees and costs	10,221	17,302	45,832		51,651
	Administrative expenses	 4,808	6,640	17,167		20,016
	Incentive fees	           -      	           4,265	     73,856		           5,223

		   Total 	     198,759	       281,050	    797,384		      829,077


NET INCOME (LOSS) 	     (498,149)	       363,038	  (2,317,123)		  1,281,530


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(492,024)		       358,985	(2,289,175)		1,267,474
	General Partner 	(6,125)	        4,053	(27,948)		14,056


NET INCOME (LOSS) PER UNIT

	Limited Partners	(64.85)	    42.91	 (295.91)	145.93
	General Partner	(64.85)	42.91	  (295.91)		145.93

The accompanying notes are an integral part of these financial statements.

<page <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2004 and 2003
	(Unaudited)




                                                                        Units of
                                                                     Partnership	Limited	General
                                                                        Interest      	   Partners   	  Partner  	     Total
		$	$	$

Partners' Capital,
	December 31, 2002                                9,191.553		10,145,386	175,780	10,321,166

Net Income	-   		1,267,474	14,056	1,281,530

Redemptions                                                (866.638)	     (969,775)	     (70,000)	    (1,039,775)

Partners' Capital,
	September 30, 2003                               8,324.915		  10,443,085	    119,836	  10,562,921



Partners' Capital,
	December 31, 2003                                8,205.927	10,523,160	122,527	10,645,687

Net Loss	-   		(2,289,175)	(27,948)	(2,317,123)

Redemptions                                                (706.364)	     (818,432)	           -       	      (818,432)

Partners' Capital,
	September 30, 2004                               7,499.563		  7,415,553	    94,579	  7,510,132




The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2004     	      2003
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(2,317,123)	1,281,530
Noncash item included in net income (loss):
	Net change in unrealized	692,540	(260,894)

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	27,027	(21,161)
	Interest receivable (Morgan Stanley DW)	(2,176)	1,616

Increase (decrease) in operating liabilities:
	Accrued management fees	(8,163)	665
	Accrued administrative expenses	(1,710)	             232
	Accrued incentive fees	      (102,507)	        	 4,265

Net cash provided by (used for) operating activities	   (1,712,112)	   1,006,253


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(19,008)	19,179
Redemptions of Units	     (818,432)	   (1,039,775)

Net cash used for financing activities	     (837,440)	   (1,020,596)

Net decrease in cash	(2,549,552)	(14,343)

Balance at beginning of period	   9,551,757	   9,559,279

Balance at end of period	   7,002,205	   9,544,936

The accompanying notes are an integral part of these financial statements.



       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership has received settlement award payments in the amount of $675,411 as of August 30, 2002 and $6,653 as of July 30, 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.



       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

provisions of Statement of Financial Accounting Standards No.
133, "Accounting for Derivative Instruments and Hedging
Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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


The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:








       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		  Exchange-	Off-Exchange-
Date	  Traded 	       Traded   	Total	 Traded 	    Traded
	$	       $	$

Sep. 30, 2004	567,113	1,511	568,624	Mar. 2005	Dec. 2004
Dec. 31, 2003	1,084,783	   176,381	1,261,164	Dec. 2004	     Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

(losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $7,569,318 and $10,636,540 at September 30, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no
       trading.  These market conditions could prevent the
Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out. The sum of these amounts, along with the "Proceeds from Litigation Settlement", constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
       For the Three and Nine Months Ended September 30, 2004
The Partnership recorded losses net of interest income totaling $299,390 and expenses totaling $198,759, resulting in a net loss of $498,149 for the three months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $1,066.26 at June 30, 2004 to $1,001.41 at September 30, 2004.


The most significant trading losses of approximately 4.7% were recorded in the currency markets during July from long positions in the euro and Japanese yen versus the U.S. dollar as the value of the dollar strengthened amid the release of positive economic data regarding consumer confidence and upbeat testimony on the U.S. economy by Federal Reserve Chairman Alan Greenspan. Short-term volatility in the euro was responsible for losses during August as the value of the euro experienced "whipsawing" due to conflicting economic data and surging energy prices throughout a majority of the month. During September, long positions in the Japanese yen against the U.S. dollar resulted in further losses as the value of the yen declined amid surprisingly low second quarter growth in Japan, weakness in the equity markets, and the repatriation of funds by Japanese exporters. Elsewhere in the currency markets, smaller losses were incurred throughout the quarter from positions in the Australian dollar relative to the U.S. dollar as the value of the Australian dollar moved without consistent direction due to volatility in gold prices, geopolitical concerns regarding terror warnings in the Pacific Rim, and the decision by the Reserve Bank of Australia to raise
       interest rates.  Additional losses of approximately 2.8%
were incurred in the global stock index markets during July from long positions in Japanese, U.S., and European equity index futures as prices moved lower early in the month due to the release of disappointing U.S. employment data, higher energy prices, and geopolitical concerns. Further losses were recorded from newly established short positions in U.S. and European equity index futures towards the end of July as prices reversed higher due to a better-than-expected consumer confidence report and strong earnings data. During September, losses were incurred from long positions in Japanese and European equity index futures as rising energy prices, conflicting economic data, and weak corporate earnings data pulled prices lower. Smaller losses resulted from short positions in Nasdaq-100 Index futures in the first half of the month as prices drifted higher after better-than-expected earnings. Within the global interest rate futures markets, losses of approximately 1.0% were experienced, primarily during July and September, from long positions in Australian and European interest rate futures as prices reversed lower towards the end July and early September due to Federal Reserve Chairman Alan Greenspan's upbeat assessment of the U.S. economy and the release of strong economic data relating to U.S. consumer
confidence, manufacturing and job growth.   A portion of the
Partnership's overall losses for the quarter was offset by gains of approximately 1.4% recorded in the energy markets, primarily during July and September, from long positions in heating oil, crude oil, and gas oil as prices strengthened due to continuing
       fears about potential terrorist attacks against the
production and refining facilities in Saudi Arabia and Iraq, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. In the metals markets, gains of approximately 0.4% were generated, primarily during September, from long positions in silver as precious metals prices moved higher later in the month on geopolitical concerns. Elsewhere in the metals markets, gains were recorded from long positions in copper futures as prices moved higher on continued demand from China and lower-than-expected inventories. Smaller gains of approximately 0.3% were recorded in the agricultural markets, primarily during July and September, from short futures positions in corn as prices trended lower due to ideal weather conditions in the U.S. midwest growing region, reports of increased inventories by the U.S. Department of Agriculture, and weak export demand.


The Partnership recorded losses net of interest income totaling $1,519,739 and expenses totaling $797,384, resulting in a net loss of $2,317,123 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $1,297.32 at December 31, 2003 to $1,001.41 at September 30,
2004.

       The most significant trading losses of approximately 11.3%
were experienced in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced throughout the year from both long and short positions in the yen relative to the U.S. dollar and the euro as the value of the yen experienced significant price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and speculation regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar, primarily during the first and second quarters, as the value of the Singapore dollar experienced significant
"whipsawing" in tandem with the Japanese yen. Elsewhere in the currency markets, losses were experienced in the Korean won and the Mexican peso against the U.S. dollar as the value of these currencies also moved without consistent direction throughout the first and second quarters. Smaller losses were recorded from positions in euro and Czech koruna versus the U.S. dollar, primarily during the first quarter, as well as in July and August, as the value of these currencies also moved in a trendless pattern due to conflicting economic data and volatility in oil prices. Within the global stock index markets, losses of approximately 9.2% were incurred throughout the year from positions in European, U.S., and Pacific Rim equity index futures as prices moved erratically due to the aforementioned reasons
       regarding conflicting economic data and volatility in oil prices, as well as, continuing difficulties in Iraq, fears of global terrorism, and uncertainty regarding the direction of global interest rates. Additional losses of approximately 7.1% were experienced in the global interest rate markets, from positions in Australian and European interest rate futures as prices moved without consistent direction amid uncertainty regarding interest rate policy, conflicting economic data, and significant geopolitical uncertainties that affected the currency and global equity markets. A portion of the Partnership's overall losses for the first nine months of the year was offset by gains of approximately 2.4% in the energy markets. During February, April, May, July, and September, long positions in unleaded gasoline and crude oil futures profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 1.8% were generated in the agricultural markets during the first quarter from long futures positions in soybeans and soybean-related products as growing U.S. exports and heightened demand from Asia pushed prices higher. Elsewhere in the agricultural complex, gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices trended lower amid rising supplies and news of a consistent decline in demand from China.
       For the Three and Nine Months Ended September 30, 2003
The Partnership recorded revenues including interest income totaling $644,088 and expenses totaling $281,050, resulting in net income of $363,038 for the three months ended September 30, 2003. The Partnership's net asset value per Unit increased from $1,225.92 at June 30, 2003 to $1,268.83 at September 30, 2003.

The most significant trading gains of approximately 2.9% were recorded in agricultural markets, primarily during September, from long futures positions in soybeans, soybean oil, and soybean meal as prices were lifted higher by robust U.S. export sales data and smaller crop assessments by the U.S. Department of Agriculture. Additional gains of approximately 2.7% were recorded in the global stock index markets from long positions in Asian stock index futures as prices strengthened during July and August in response to improved investor sentiment regarding the global equity markets and robust Japanese economic data. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 1.0% in the energy markets from long futures positions in heating oil and gas oil during September as prices dropped due to increased supply from Europe and the U.S. Gulf region. Smaller losses stemmed from positions in crude oil futures during September as prices first trailed lower and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices. Additional losses of approximately 0.9% in the global interest rate markets were incurred from short positions in European interest rate futures during September as prices reversed higher amid renewed fears that an economic recovery would be unsustainable and that global equity prices would be lower. Additional losses of approximately 0.8% were recorded in the currency markets, primarily during September, from short positions in the New Zealand dollar and euro versus the U.S. dollar as the U.S. dollar's value moved lower on fears that the U.S. economic recovery was unsustainable and concerns regarding the potential impact of a statement by the G-7 countries supporting "more flexible exchange rates." The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Smaller losses of approximately 0.5% were incurred in the metals markets, primarily during July, from short positions in aluminum futures as prices moved higher on the heels of positive economic data and higher equity prices.

The Partnership recorded revenues including interest income totaling $2,110,607 and expenses totaling $829,077, resulting in net income of $1,281,530 for the nine months ended September 30, 2003. The Partnership's net asset value per Unit increased from $1,122.90 at December 31, 2002 to $1,268.83 at September 30, 2003.

The most significant trading gains of approximately 5.0% in the global interest rate markets were produced from long positions in European and U.S. interest rate futures as prices moved higher during February as investors continued to seek the security of fixed income investments in response to prolonged uncertainty in
       global equity markets.  During May, long positions in
European, U.S., and Japanese interest rate futures recorded gains as prices trended higher amid speculation of an interest rate cut by the Federal Reserve and lingering doubts concerning a global economic recovery. Short positions in German and U.S. interest rate futures yielded gains during July as prices declined amid the release of positive U.S. economic data and fears of increased inflation risks. In the currency markets, gains of approximately 4.9% were recorded primarily from long positions in the euro versus the U.S. dollar during January as the value of the euro moved higher amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, the value of the euro continued to trend higher relative to most currencies following the decision by the European Central Bank to leave interest rates unchanged. Long positions in the Australian dollar, New Zealand dollar, and Canadian dollar versus the U.S. dollar also profited throughout a majority of the nine-month period as the value of these currencies strengthened amid higher commodity prices. Additional gains of approximately 1.7% in the global stock index markets were supplied by long positions in Asian stock index futures as prices strengthened during July and August in response to improved investor sentiment regarding the equity markets and robust Japanese economic data. Gains of approximately 0.5% in the energy markets resulted from long positions in natural gas futures as prices jumped sharply higher during February amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete supplies. A
       portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 1.0% in the metals markets from positions in silver futures as precious metals prices experienced short-term volatile movements throughout a majority of the first half of the year. Elsewhere in the metals markets, losses were experienced primarily during July from short positions in aluminum futures as prices moved higher on the heels of positive economic data and higher equity prices.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among
       these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model
       is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $8 million and $11 million, respectively.

Primary Market	September 30, 2004	September 30, 2003
Risk Category	Value at Risk	Value at Risk

Interest Rate   	                (1.86)%              (0.73)%
Equity  	                         (1.23)               (0.85)
Currency	                         (1.05)               (1.72)
Commodity                        (0.94)               (1.25)
Aggregate Value at Risk   	       (3.00)%              (2.54)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such
       market categories due to the diversification benefit
across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category       High       Low      Average
Interest Rate	(1.99)%	(0.92)%	(1.56)%
Equity	(2.41)	(1.23)	(1.87)
Currency	(2.40)	(0.65)	(1.24)
Commodity	(1.72)	(0.47)	(1.16)
Aggregate Value at Risk	           (3.97)%	(2.07)%	(3.20)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or
hedging activities; and can cover a wide range of portfolio
       assets.  However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003, and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 92% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

       Qualitative Disclosures Regarding Primary Trading Risk
Exposures
The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2004 was to the global interest rate sector. Exposure was primarily to the European, Japanese, U.S., and Australian sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at September 30, 2004 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2004, the Partnership's primary exposures were to the Hang Seng (China),
       FTSE 100 (Great Britain), DAX (Germany), and All
Ordinaries Share Price Index (Australia) stock indices. The Partnership was primarily exposed to the risk of adverse price trends or static markets in the European, Australian, U.S., and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at September 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2004, the Partnership's major exposures were to the euro, Canadian dollar, British pound, Japanese yen, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.


       Commodity.
Metals. The Partnership's metals exposure at September 30, 2004 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy.  The Partnership's energy exposure at September 30,
2004 was shared primarily by futures contracts in crude oil and its related products, and to natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn and sugar markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2004 were in euros and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Demeter monitors and controls the risk of the
Partnership's non-trading instrument, cash.  Cash is the only
Partnership investment directed by Demeter, rather than the Trading Advisors.

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

Item 5.  OTHER INFORMATION

Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

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
Management Corporation, the general partner of the Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
       as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
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




                      Dean Witter Global Perspective Portfolio L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 15, 2004     By:/s/Kevin Perry
                            Kevin Perry
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.






























DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1359:




1364: