Form 10-Q
period 2005-03-31
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2005-05-12
CIK 880958

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2005



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Statements of Financial Condition as of March 31, 2005
	(Unaudited) and December 31, 2004	2

	Statements of Operations for the Quarters
	Ended March 31, 2005 and 2004 (Unaudited)	3

	Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2005 and 2004 (Unaudited)	4

	Statements of Cash Flows for the Quarters Ended
	March 31, 2005 and 2004 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	21-34

Item 4.	Controls and Procedures	34


PART II. OTHER INFORMATION

Item 5.	Other Information	35

Item 6.	Exhibits 	35-37




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	 March 31,	     December 31,
             2005      	       2004
	$	$
	 (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	7,225,138 	7,916,947

	Net unrealized gain on open contracts (MS&Co.) 	392,308	454,500
	Net unrealized gain (loss) on open contracts (MSIL)	     25,164	         (2,263)

	     Total net unrealized gain on open contracts	    417,472	      452,237

		Total Trading Equity	7,642,610 	8,369,184

Due from Morgan Stanley DW	 21,009	26,911
Interest receivable (Morgan Stanley DW)	                  15,102	         12,471

		Total Assets	  7,678,721	   8,408,566

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	92,353 	57,788
Accrued management fees	 19,185	21,009
Accrued administrative expenses	                    4,904	        5,183

	    Total Liabilities	   116,442		      83,980

Partners? Capital

Limited Partners (6,998.518 and
    7,246.845 Units, respectively)	7,461,584	8,217,490
General Partner (94.446 Units)	     100,695	       107,096

		Total Partners? Capital		   7,562,279     	   8,324,586

		Total Liabilities and Partners? Capital	   7,678,721	   8,408,566


NET ASSET VALUE PER UNIT                                                   	     1,066.17	       1,133.94

The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




  	    	      For the Quarters Ended March 31,


                                                                         		           2005    	       2004
                                                                               	                        $		         $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		        40,280			        19,990

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		122,793	175,501
	Management fees 	      	    59,000	  82,491
	Transaction fees and costs		11,767	20,072
	Administrative expenses		4,904    	           6,821
	Incentive fee		       ?       	       73,856

		   Total Expenses		   198,464	      358,741

NET INVESTMENT LOSS	                                                          (158,184)	   (338,751)

TRADING RESULTS
Trading profit (loss):
	Realized			 (301,117)	1,429,894
	Net change in unrealized		     (34,765)	     (618,248)

    		   Total Trading Results	   	    (335,882)	         811,646

NET INCOME (LOSS) 	   (494,066)	           472,895

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		       (487,665)      	      467,435
	General Partner                                                   		               (6,401)	   5,460

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		                    (67.77)  	57.81
	General Partner                                                   		                    (67.77)     	57.81

The accompanying notes are an integral part of these financial statements.



       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




                                                                        Units of
                                                                     Partnership	Limited	General
                                                                        Interest      	   Partners   	  Partner  	     Total
		$	$	$

Partners? Capital,
	December 31, 2003                                8,205.927	10,523,160	122,527	10,645,687

Net Income	?   		467,435	5,460	472,895

Redemptions                                                (215.048)	     (289,892)	           ?       	      (289,892)

Partners? Capital,
	March 31, 2004                                        7,990.879		 10,700,703	   127,987	 10,828,690





Partners? Capital,
	December 31, 2004                                7,341.291	 8,217,490	107,096	 8,324,586

Net Loss	?   		(487,665)	(6,401)	(494,066)

Redemptions                                                (248.327)	     (268,241)	           ?       	      (268,241)

Partners? Capital,
	March 31, 2005                                        7,092.964		  7,461,584	   100,695	   7,562,279




The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	        2005     	       2004
	        $	       $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(494,066)	472,895
Noncash item included in net income (loss):
	Net change in unrealized	34,765	 618,248

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	5,902	(15,458)
	Interest receivable (Morgan Stanley DW)	(2,631)	(910)

Increase (decrease) in operating liabilities:
	Accrued management fees	(1,824)	280
	Accrued administrative expenses	(279)	             302
	Accrued incentive fee	               ?       	               (30,003)

Net cash provided by (used for) operating activities	   (458,133)	   1,045,354


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	     (233,676)	    (332,018)

Cash used for financing activities	    (233,676)	    (332,018)

Net increase (decrease) in cash	(691,809)	713,336

Balance at beginning of period	   7,916,947	   9,551,757

Balance at end of period	   7,225,138	  10,265,093





The accompanying notes are an integral part of these financial statements.


       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Global Perspective Portfolio L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Dean Witter Global Perspective Portfolio L.P. is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.
The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc. and Millburn Ridgefield Corporation (individually, a ?Trading Advisor,? or collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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



       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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


The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		 Exchange-	Off-Exchange-
Date	  Traded 	       Traded   	Total	 Traded 	    Traded
	$	       $	$

Mar. 31, 2005	541,911	      (124,439)	417,472	    Mar. 2006	     Jun. 2005
Dec. 31, 2004	407,489	44,748	452,237	Dec. 2005	     Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which the Partnership trades is limited to the amounts reflected on the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $7,767,049 and $8,324,436 at March 31, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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
CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
       For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(295,602) and expenses totaling $198,464, resulting in a net loss of $494,066 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $1,133.94 at December 31, 2004 to $1,066.17 at March 31,
2005.

The most significant losses of approximately 5.3% were recorded in the currency markets, primarily during January, from short U.S. dollar positions relative to the euro, Swiss franc, Japanese yen, Czech koruna, Singapore dollar, and South African rand as the value of the U.S. dollar reversed sharply higher in what many analysts described as a ?corrective? move after its decline during the fourth quarter of 2004. This increase in the value of the U.S. dollar was attributed to data released by the U.S. Treasury Department which showed November's investment inflows to the U.S. were ample to cover that month?s record trade deficit. Speculation that U.S. interest rates were likely to continue to rise, and fears that the re-evaluation of the Chinese yuan was farther away than expected, also boosted the U.S. dollar.
Further losses in the currency markets were incurred during March from long positions in the Polish zloty versus the euro and the U.S. dollar as the value of the Polish currency moved lower against these currencies amid weak economic data out of Poland and strength in the U.S. dollar. Additional losses were experienced from long positions in the Singapore dollar and Canadian dollar relative to the U.S. dollar as the value of the
       U.S. dollar reversed sharply higher leading up to and after the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. The value of the U.S. dollar was further strengthened after news of a larger-than-expected February increase in consumer prices. Additional losses of approximately 1.7% were recorded in the global stock index futures markets, primarily during January and March, from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved lower due to weakness in the technology sector and fears that higher energy prices will restrict the economic growth of the region. Elsewhere in the global equity index markets, losses were recorded in January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, inflation fears, and a surge in crude oil prices. Smaller Partnership losses of approximately 1.0% were recorded in the metals markets, primarily during January and March, from long positions in gold and silver as precious metals prices declined due to strength in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset gains of approximately 1.5% in the global interest rate futures markets from short positions in short-term Australian interest rate futures as prices trended lower throughout the quarter due to
       consistent strength in Australia?s equity markets and renewed optimism that Australia?s current account deficit would turn out to be lower-than-expected. Additional gains were recorded from short positions in short-term U.S. interest rate futures as prices trended lower during January and February on expectations that the U.S. Federal Reserve would continue to increase interest rates at a measured pace. Further gains were achieved in March from short positions as prices continued to move lower after the expected hike in U.S. interest rates by the U.S. Federal Reserve. Within the energy markets, gains of approximately 0.6% were recorded primarily during March from long futures positions in heating oil and gas oil as energy prices increased after OPEC oil ministers signaled that they had no plans to raise oil output. Also boosting prices was a report by the Energy Information Administration stating that U.S. inventories of gasoline and heating oil were significantly lower-than-expected. Finally, prices soared at the end of the month after analysts from Goldman Sachs warned that oil could reach $105 a barrel. Smaller gains of approximately 0.3% were experienced in the agricultural markets during February from long positions in the soybean complex as prices moved higher on news of extremely cold weather in the growing regions of the United States and rumors of a reduction in world output during 2005. Additional gains resulted from long positions in coffee futures in February as prices increased to five-year highs amid news of strong demand and on-going expectations for a smaller upcoming world crop. Finally, gains were recorded from long positions in
       cotton futures, also during February, as prices increased on news of strong export demand from Asia.

For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $831,636 and expenses totaling $358,741, resulting in net income of $472,895 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit increased from $1,297.32 at December 31, 2003 to $1,355.13 at March 31, 2004

The most significant trading gains of approximately 4.2% were recorded in the agricultural markets, from long futures positions in soybeans, soybean-related products, and corn. Growing U.S. exports and heightened demand from Asia pushed prices for these commodities higher during the quarter. In the metals markets, gains of approximately 3.1% were recorded throughout the quarter from long futures positions in copper as industrial metals prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar. Elsewhere in the metals markets, gains were generated throughout the quarter from long positions in silver futures as precious metals prices also benefited from a lower U.S. dollar. Additional gains of approximately 1.2% were experienced in the global interest rate markets from long positions in U.S. and European interest rate futures during February and March. During February, global bond price rallied after central banks, such as European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March,
       prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data and safe haven buying following the terrorist attack in Madrid. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 3.3% in the currency sector, primarily during February and March, from positions in the euro against the U.S. dollar and Japanese yen as the euro experienced significant short-term price volatility. During March, losses were experienced from short positions in the Japanese yen against the U.S. dollar as the value of the yen reversed higher due to speculation that the Bank of Japan would be relaxing its efforts to weaken the yen in the future. Smaller currency losses were incurred from positions in the Czech koruna versus the U.S. dollar as the value of the koruna moved without consistent direction throughout the quarter. Within the global equity index sector, losses of approximately 0.9% were experienced from long positions in British stock index futures as prices drifted lower during the quarter on uncertainty regarding the status of Great Britain?s economy. Smaller losses within this sector were incurred, primarily during February and March, from long positions in NASDAQ-100 Index futures as prices moved lower due to weakness in the technology sector.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $8 million and $11 million, respectively.

Primary Market	March 31, 2005	March 31, 2004
Risk Category	Value at Risk	Value at Risk

Interest Rate                    (1.60)%              (1.99)%
Equity                           (1.25)               (2.27)
Currency	                         (0.72)               (0.65)
Commodity                        (1.01)               (1.52)
Aggregate Value at Risk   	       (2.70)%              (3.77)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.


Primary Market Risk Category       High       Low      Average
Interest Rate	(1.86)%	(0.81)%	(1.30)%
Equity	(1.91)	(1.23)	(1.49)
Currency	(1.38)	(0.72)	(1.00)
Commodity	(1.01)	(0.39)	(0.70)
Aggregate Value at Risk	 (3.00)%	(2.07)%	(2.58)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 93% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

       Interest Rate.  The primary market exposure of the
Partnership at March 31, 2005 was to the global interest rate sector. Exposure was primarily spread across to the U.S., European, Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments.
 Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary exposures were
       to the Hang Seng (China), DAX (Germany, NIKKEI (Japan),
TOPIX (Japan), Euro Stoxx 50 (Europe), CAC 40 (France), and S&P 500 (U.S.) stock indices. The Partnership was primarily exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2005, the Partnership?s major exposures were to the Australian dollar, Japanese yen, Canadian dollar, Swiss franc, British pound, euro, Polish zloty, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

       Commodity.
Soft Commodities and Agriculturals. At March 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, sugar, soybeans, soybean meal, and cocoa markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At March 31, 2005, the Partnership had market exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, lead, aluminum, zinc, and nickel and precious metals such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2005, the Partnership had market exposure in the energy sector. Exposure was shared primarily by futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have
       been experienced in the past, are expected to
continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in euros, Australian dollars, Japanese yen, Hong Kong dollars, British pounds, Swiss francs, and Polish zlotys. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the
       Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.  CONTROLS AND PROCEDURES

  (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules
13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.


Item 6.  EXHIBITS

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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Dean Witter Global Perspective Portfolio L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 16, 2005          By:/s/Kevin Perry
                            Kevin Perry
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





























DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

? 10 ?