Form 10-Q
period 2005-06-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2005-08-12
CIK 880958

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2005



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of June 30, 2005
	(Unaudited) and December 31, 2004	2

	Statements of Operations for the Three and Six Months
	Ended June 30, 2005 and 2004 (Unaudited)	3

	Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2005 and 2004
	(Unaudited)	4

	Statements of Cash Flows for the Six Months
	Ended June 30, 2005 and 2004 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations	12-26

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	27-40

Item 4.	Controls and Procedures	40


PART II. OTHER INFORMATION

Item 5.	Other Information	41

Item 6.	Exhibits 	41-43



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	 June 30,	     December 31,
             2005      	       2004
	$	$
	 (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	6,665,356 	7,916,947

	Net unrealized gain on open contracts (MS&Co.) 	569,299	454,500
	Net unrealized loss on open contracts (MSIL)	     (42,242)	         (2,263)

	     Total net unrealized gain on open contracts	     527,057	      452,237

		Total Trading Equity	7,192,413 	8,369,184

Due from Morgan Stanley DW	 39,400	26,911
Interest receivable (Morgan Stanley DW)	                   14,277	         12,471

		Total Assets	   7,246,090	   8,408,566

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	 389,198	57,788
Accrued management fees	 18,104	21,009
Accrued administrative expenses	            4,483	        5,183

	    Total Liabilities	    411,785		      83,980

Partners? Capital

Limited Partners (6,472.574 and
    7,246.845 Units, respectively)	6,736,015	8,217,490
General Partner (94.446 Units)	       98,290	       107,096

		Total Partners? Capital		   6,834,305     	   8,324,586

		Total Liabilities and Partners? Capital	   7,246,090	   8,408,566

NET ASSET VALUE PER UNIT                                                   	      1,040.70	       1,133.94

The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                     For the Three	 Months                         For the Six
Months
  	                    Ended June 30,      	                         Ended June 30,


           2005   	        2004    	      2005   	    2004
                                                                                          $	               $		        $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	             41,750		      20,241 		    82,030		        40,231

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	103,016	152,188	225,809		327,689
	Management fees	   53,934   	    66,619	  112,934		   149,110
	Transaction fees and costs	13,080	15,539	24,847		35,611
	Administrative expenses	4,484	5,538	9,388		12,359
	Incentive fee	         ?       	                ?          	                     ?
73,856

		   Total Expenses 	    174,514	      239,884	    372,978		        598,625

NET INVESTMENT LOSS 	   (132,764)	     (219,643)	   (290,948)		      (558,394)

TRADING RESULTS
Trading profit (loss):
	Realized	(161,637) 	(1,602,229)	(462,754)		(172,335)
	Net change in unrealized	     109,585	     (469,997) 		    74,820	      (1,088,245)

		  Total Trading Results	      (52,052)	  (2,072,226)	  (387,934)		   (1,260,580)

NET LOSS	    (184,816)	  (2,291,869)	   (678,882)		  (1,818,974)

NET LOSS ALLOCATION

	Limited Partners	(182,411)	  (2,264,586)	(670,076)		(1,797,151)
	General Partner 	(2,405)	(27,283)		(8,806)	(21,823)


NET LOSS PER UNIT

	Limited Partners                                                        (25.47)               (288.87)	(93.24)		(231.06)
	General Partner                                                         (25.47)               (288.87)	(93.24)		(231.06)


The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




                                                                        Units of
                                                                     Partnership	Limited	General
                                                                        Interest      	   Partners   	  Partner  	     Total
		$	$	$

Partners? Capital,
	December 31, 2003                                8,205.927	10,523,160	122,527	10,645,687

Net Loss	?   		(1,797,151)	(21,823)	(1,818,974)

Redemptions                                               (497.929)		     (608,018)	   ?
   (608,018)

Partners? Capital,
	June 30, 2004                                         7,707.998		   8,117,991	    100,704
  8,218,695






Partners? Capital,
	December 31, 2004                                7,341.291	 8,217,490	107,096	 8,324,586

Net Loss	?   		(670,076)	(8,806)	(678,882)

Redemptions                                               (774.271)		     (811,399)	   ?
   (811,399)

Partners? Capital,
	June 30, 2005                                         6,567.020		   6,736,015	  98,290
 6,834,305




The accompanying notes are an integral part of these financial statements.

        <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Six Months Ended June 30,

	        2005     	       2004
	        $	       $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(678,882)	(1,818,974)
Noncash item included in net loss:
	Net change in unrealized	(74,820)	1,088,245

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(12,489)	11,143
	Interest receivable (Morgan Stanley DW)	(1,806)	(1,190)

Decrease in operating liabilities:
	Accrued management fees	(2,905)	(6,270)
	Accrued administrative expenses	(700)	(981)

	Accrued incentive fee	    					    ?  	          (102,507)


Net cash used for operating activities	  (771,602)	   (830,534)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	  (479,989)	     (580,443)

Cash used for financing activities	   (479,989)	    (580,443)

Net decrease in cash	(1,251,591)	(1,410,977)

Balance at beginning of period	   7,916,947	   9,551,757

Balance at end of period	   6,665,356	   8,140,780




The accompanying notes are an integral part of these financial statements.


       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

Effective September 30, 2005, Demeter intends to terminate trading within the Partnership and thereafter will commence dissolution of the Partnership in accordance with the Partnership?s Limited
Partnership Agreement.

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


The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:



       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded 	       Traded   	Total	  Traded 	    Traded
	$	       $	$

Jun. 30, 2005	441,594	85,463	527,057	     Mar. 2006	     Sep. 2005
Dec. 31, 2004	407,489	44,748	452,237	     Dec. 2005	     Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected on the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $7,106,950 and $8,324,436 at June 30, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
       For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $(10,302) and expenses totaling $174,514, resulting in a net loss of $184,816 for the three months ended June 30, 2005.
 The Partnership?s net asset value per Unit decreased from $1,066.17 at March 31, 2005 to $1,040.70 at June 30, 2005.


The most significant trading losses of approximately 2.5% were recorded in the metals market during April from short positions in gold and silver futures as prices moved higher amid uncertainty in the direction of the U.S. dollar and weakness in the equity markets. Additional losses resulted from long positions in aluminum, copper, and zinc as prices fell due to news of an increase in supply and fears that a slowing global economy will weaken demand. In May, long positions in copper resulted in losses as prices reversed lower on strength in the U.S. dollar and fears of a reduction in demand in China. Further losses were experienced from long positions in gold and silver futures as precious metals prices also dropped amid a stronger U.S. dollar. During June, long futures positions in nickel, zinc, and silver incurred losses after prices declined due to a higher U.S. dollar. Additional losses were experienced from both long and short positions in gold futures amid significant price volatility. In the agricultural sector, losses of approximately 2.0% were recorded from positions in corn after prices moved in a choppy pattern due to conflicting news regarding supply and
       demand.  Elsewhere in the agricultural complex, losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China and technically-based selling. Losses of approximately 2.0% were recorded in the global stock index futures markets, primarily during April, from long positions in U.S. and Pacific Rim stock index futures as global equity prices declined sharply towards the beginning of the month on concerns for economic growth. Consistently weak economic data out of Japan, Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April. Smaller losses of approximately 1.3% were experienced in energy markets during April from long futures positions in heating oil, unleaded gasoline, and crude oil after prices reversed lower, as U.S. government data pointed to greater production activity by refiners and rising supplies. Prices were also pressured lower by the release of lower demand growth forecasts. During June, additional losses resulted from short positions in natural gas futures as prices reversed higher on supply worries after a tropical storm entered the Gulf of Mexico. Additional losses were recorded towards the end of the month from newly established long positions as prices reversed lower on news that production in the Gulf of Mexico had not been interrupted as much as previously anticipated. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 4.9% recorded in the global interest rate futures markets during April from long positions in European bond futures
       as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union constitution. In June, gains were recorded from long positions in European interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged. In the currency markets, gains of approximately 1.0% were recorded during May and June from short positions in the euro and Swiss franc against the U.S. dollar as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Union constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. Elsewhere in the currency markets, gains were experienced in May from long positions in the Mexican peso and Brazilian real versus the U.S. dollar as the value of these currencies moved higher after Mexico?s central bank left its monetary policy unchanged and news of increased foreign investment in Brazil.
       The Partnership recorded total trading results including interest income totaling $(305,904) and expenses totaling $372,978, resulting in net loss of $678,882 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $1,133.94 at December 31, 2004 to $1,040.70 at June 30, 2005.

The most significant trading losses of approximately 4.3% were recorded in the currency markets, primarily during January, from short U.S. dollar positions relative to the euro, South African rand, Japanese yen, Swiss franc, Singapore dollar, and Canadian dollar as the value of the U.S. dollar reversed sharply higher in what many analysts described as a ?corrective? move after its decline during the fourth quarter of 2004. This increase in the value of the U.S. dollar was attributed to data released by the U.S. Treasury Department which showed November's investment inflows to the U.S. were ample to cover that month?s record trade deficit. Speculation that U.S. interest rates were likely to continue to rise, and fears that the re-evaluation of the Chinese yuan was farther away than expected, also boosted the U.S. dollar. Further losses in the currency markets were incurred during March from long positions in the Polish zloty versus the U.S. dollar as the value of the Polish currency moved lower amid weak economic data out of that country. Additional losses were experienced in March from long positions in the South African rand, Singapore dollar and euro relative to the U.S. dollar as the value of the U.S. dollar reversed sharply higher leading up
       to and after the U.S. Federal Reserve's announcement of a
quarter-point increase in the federal funds rate.    Losses of
approximately 3.6% were incurred within the global stock index futures markets during January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in Pacific Rim and U.S. stock index futures as a result of equity prices moving lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices. Prices continued to weaken throughout the month on higher U.S. interest rates and fears that consistently rising energy prices could have a negative impact on economic growth. Finally in April, losses were recorded from long positions in U.S. and Pacific Rim stock index futures as global equity prices declined sharply towards the beginning of the month on concerns for economic growth after the U.S. Federal Reserve reported declines in manufacturing and industrial production, and the U.S. Labor Department announced that higher oil costs previously drove up import prices. In the metals markets, losses of approximately 3.5% were recorded during January, April, May, and June from positions in gold, silver, zinc, and lead as both precious and base metals moved without consistent direction amid volatility in the value of the U.S. dollar and conflicting news regarding demand from China. Additional losses of approximately 1.7% were recorded in the
       agricultural markets from positions in corn and sugar as prices moved in a trendless pattern throughout a majority of the year on supply and demand related concerns. Smaller losses of approximately 0.7% were incurred within the energy markets during January from short positions in unleaded gasoline and crude oil as prices moved higher amid speculation that OPEC would move to cut production. Prices were also strengthened by forecasts for cold winter weather in the Northeastern U.S. Then in April, long positions in crude oil resulted in additional losses as prices reversed sharply lower after U.S. government data pointed to rising supplies and the release of slower demand growth forecasts. Elsewhere in the energy complex, losses resulted from long positions in natural gas as prices dropped throughout the month in tandem with crude oil prices. Additional losses in the energy markets were experienced during June from short positions in natural gas futures as prices reversed higher on supply worries after a tropical storm entered the Gulf of Mexico. Smaller losses were experienced from short positions in crude oil futures in early June. A portion of the Partnership?s overall losses for the first six months of the year was offset by gains of approximately 6.5% in the global interest rate futures markets particularly during January and March from long positions in Japanese bond futures as prices trended higher due weakness in the equity markets and fears that a full recovery of the Japanese economy is further away than investors may have previously expected. Further gains were experienced during April from long positions in Japanese interest rate futures as prices increased
       due to weak economic data and geopolitical concerns over an intensifying rift between China and Japan. Additional gains were recorded from long positions in European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union constitution. Finally in June, gains were recorded from long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan.

For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(2,051,985) and expenses totaling $239,884, resulting in a net loss of $2,291,869 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $1,355.13 at March 31, 2004 to $1,066.26 at June 30, 2004.

       The most significant trading losses of approximately 7.3%
were generated in the global interest rate futures markets primarily during April from long European, U.S., and Australian interest rate futures positions as prices tumbled following the release of stronger than expected U.S. jobs data. Additional losses were incurred during May from newly established short positions in Australian bond futures as prices were lifted by speculation that the Reserve Bank of Australia would move to reduce interest rates in the future. During June short positions in Japanese interest rate futures resulted in losses as prices rose following the Japanese Central Bank?s decision to leave their interest rate policy unchanged. Losses were also incurred from short positions in European and U.S. interest rate futures as prices reversed higher on weaker-than-expected U.S. economic reports and diminished expectations for the U.S. Federal Reserve to maintain an aggressive policy towards tightening interest rates. Finally, long futures positions in Australian interest rate futures ended with losses in June as weaker demand and lower prices were spurred by speculation that the Reserve Bank of Australia was poised to raise interest rates instead of reducing them. Within the global stock index markets, losses of approximately 5.7% were incurred during April and May from long positions as prices drifted lower amid the continuing difficulties in Iraq, fears of global terrorism, concerns of higher interest rates, and surging energy prices. In the currency markets, losses of approximately 3.8% were incurred from positions in the Japanese yen relative to the U.S. dollar as the
       value of the yen experienced significant short-term price volatility due to conflicting data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar and Korean won against the U.S. dollar as the value of these currencies experienced significant ?whipsawing? throughout the quarter. Losses of approximately 3.6% were incurred in the metals markets, primarily during April, from long positions in gold and silver as precious metals prices moved lower due to positive economic data and the strength of the U.S. dollar. Smaller losses of approximately 2.5% were experienced in the agricultural markets, primarily during May, from short positions in coffee futures as prices strengthened due to reports of cold temperatures in the growing regions of Brazil. Additional agricultural losses were experienced from positions in the soybean complex as prices moved in a trendless pattern during April and May. A portion of the Partnership?s overall losses was offset by gains of approximately 0.3% in the energy markets, primarily during May, from long futures positions in unleaded gasoline as prices increased sharply amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production and distribution.


The Partnership recorded total trading results including interest income totaling $(1,220,349) and expenses totaling $598,625,
       resulting in a net loss of $1,818,974 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $1,297.32 at December 31, 2003 to $1,066.26 at June 30, 2004.

The most significant trading losses of approximately 7.0% were experienced in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced throughout the year from both long and short positions in the Japanese yen relative to the U.S dollar as the value of the yen experienced significant short-term price volatility due to conflicting data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar and Korean won against the U.S. dollar as the value of these currencies experienced significant ?whipsawing? throughout the year. Smaller losses were recorded from positions in the euro and Czech koruna versus the U.S. dollar, primarily during the first quarter, as the value of these currencies also moved in a trendless pattern. Within the global stock index markets, losses of approximately 6.6% were incurred during February, March, April, and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices drifted lower amid the continuing difficulties in Iraq, weakness in the technology sector, fears of global terrorism, surging energy prices, and
       concerns of higher interest rates.  Within the global interest rate markets, losses of approximately 6.2% were recorded throughout the first six months of the year from positions in Australian, Japanese, and European interest rate futures as prices moved erratically amid uncertainty regarding interest rate policy, conflicting economic data, and significant geopolitical uncertainties. Within the metals markets, losses of approximately 0.6% were generated during April from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. Smaller losses in the metals markets were incurred during January from long positions in nickel futures as prices reversed lower due to a temporary strengthening of the U.S. dollar. In February, these losses continued from newly established short positions as prices reversed higher. A portion of the Partnership?s overall losses was offset by gains of approximately 1.6% in the agricultural markets during the first quarter from long futures positions in soybeans and its related products as growing U.S. exports and heightened demand from Asia pushed prices higher. Additional gains of approximately 1.0% were experienced in the energy markets during February and May from long positions in unleaded gasoline and crude oil futures as prices trended higher amid fears of potential terrorist attacks against Saudi Arabian oil facilities, disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production from OPEC.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $7 million and $8 million, respectively.

Primary Market	June 30, 2005	June 30, 2004
Risk Category	Value at Risk	Value at Risk

Equity	                  (3.01)%              (1.56)%
Interest Rate                    (2.08)               (0.92)
Currency	                         (1.33)               (0.85)
Commodity                        	(1.08)               (0.47)
Aggregate Value at Risk   	       (3.08)%              (2.07)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.


Primary Market Risk Category       High       Low      Average
Equity	(3.01)%	(1.23)%	(1.85)%
Interest Rate	(2.08)	(0.81)	(1.59)
Currency	(1.38)	(0.72)	(1.12)
Commodity	(1.08)	(0.39)	(0.86)
Aggregate Value at Risk	(3.08)%	(2.54)%	(2.83)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is
       not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 90% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at June 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2005, the Partnership?s primary exposures were to the Hang Seng (China), FTSE 100 (United Kingdom), DAX (Germany), Nikkei 225 (Japan), NASDAQ 100 (U.S.), CAC 40 (France), S&P 500 (U.S.), Euro Stoxx 50 (Europe), Taiwan (Taiwan), SPI 200 (Australia), All Share (South Africa), and TOPIX (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the European, U.S., Japanese, and Chinese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate
       movements between countries, materially impact the
Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at June 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. The Partnership?s major exposures were to the euro, Canadian dollar, Japanese yen, Swiss franc, British pound, Australian dollar, Norwegian krone, Polish zloty, and Swedish krona currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not
       anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At June 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, cotton, soybeans, wheat, soybean meal, cocoa, corn, and orange juice markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At June 30, 2005, the Partnership had market exposure in the metals sector. The Partnership's metals
       exposure was to fluctuations in the price of base
metals, such as lead, aluminum, copper and zinc, and precious metals such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2005 were in euros, Hong Kong dollars, Japanese yen, British pounds, and South African rand. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-
       advisor Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

  (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in
       other factors that could significantly affect these
controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

a. Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.


b. Other Events. Effective September 30, 2005, Demeter intends to terminate trading within the Partnership and thereafter will commence dissolution of the Partnership in accordance with the Partnership?s Limited Partnership Agreement.


Item 6.  EXHIBITS

3.01	Limited Partnership Agreement of the Partnership, dated as
of November 7, 1991, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership?s
Registration Statement on Form S-1.
10.01	Management Agreement among the Partnership, Demeter
Management Corporation, and Millburn Ridgefield
Corporation, each dated as of December 31, 1991, are
incorporated by reference to Exhibit 10.02 of the
Partnership?s Registration Statement on Form S-1.
10.03	Management Agreement among the Partnership, Demeter
Management Corporation and EMC Capital Management, Inc., dated as of June 1, 1994, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Annual Report on Form
10-K for the fiscal year ended December 31, 1994.

10.04	Amended and Restated Customer Agreement between the
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




                      Dean Witter Global Perspective Portfolio L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 15, 2005       By:/s/Kevin Perry
                            Kevin Perry
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





















DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

? 10 ?