Form 10-Q
period 2005-09-30
DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L P
filed 2005-11-14
CIK 880958

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes             No     X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X


       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.

(IN LIQUIDATION)

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of September 30, 2005
	(Unaudited) and December 31, 2004	2

	Statements of Operations for the Three and Nine Months
	Ended September 30, 2005 and 2004 (Unaudited)	3

	Statements of Changes in Partners? Capital for the
	Nine Months Ended September 30, 2005 and 2004
	(Unaudited)	4

	Statements of Cash Flows for the Nine Months
	Ended September 30, 2005 and 2004 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations	13-29

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	30-39

Item 4.	Controls and Procedures	40


PART II. OTHER INFORMATION

Item 5.	Other Information	41-42

Item 6.	Exhibits 	42



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
(IN LIQUIDATION)
	STATEMENTS OF FINANCIAL CONDITION

<caption>	   September 30,	     December 31,
         2005      	       2004
	$	$
	 (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	4,944,822 	7,916,947

	Net unrealized gain on open contracts (MS&Co.) 	206,126	454,500
	Net unrealized gain (loss) on open contracts (MSIL)	      11,477	         (2,263)

	     Total net unrealized gain on open contracts	     217,603	      452,237

		Total Trading Equity	5,162,425 	8,369,184

Due from Morgan Stanley DW	 46,525	26,911
Interest receivable (Morgan Stanley DW)	                  19,839	         12,471


		Total Assets	    5,228,789	   8,408,566

LIABILITIES AND PARTNERS? CAPITAL
Liabilities

Accrued management fees	 13,053	21,009
Accrued administrative expenses	         1,085   	        5,183
Redemptions payable	           ?      	      57,788

	    Total Liabilities	       14,138		      83,980

Partners? Capital
	Limited Partners (7,246.845)	          ?      	8,217,490
	General Partner       (94.446)	          ?      	  107,096

Partners? Capital to be distributed upon liquidation
	Limited Partners (4,751.108)	5,113,011	             ?
	General Partner       (94.446)	   101,640	                        ?

		Total Partners? Capital		   5,214,651	    8,324,586

		Total Liabilities and Partners? Capital	   5,228,789	    8,408,566

NET ASSET VALUE PER UNIT                                                   	             ?       	      1,133.94
NET ASSET VALUE PER UNIT TO BE
DISTRIBUTED UPON LIQUIDATION	       1,076.17

The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
(IN LIQUIDATION)
	STATEMENTS OF OPERATIONS
(Unaudited)
            For the Three Months	                           For the Nine
Months
          Ended September 30,                         Ended September
30,

               2005   	        2004    	      2005   	    2004
           $	               $		        $	  $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   50,983      		      23,847 		    133,013
64,078

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	82,739	125,885	308,548		453,574
	Management fees	45,275      	    57,845	158,209 		   206,955
	Transaction fees and costs	11,942	10,221	36,789		45,832
	Administrative expenses	3,763	4,808	13,151		17,167
	Incentive fee	        ?         	                ?          	         	          ?       	        73,856

		   Total Expenses 	   143,719	      198,759	    516,697		        797,384

NET INVESTMENT LOSS 	   (92,736)	     (174,912)	   (383,684)		      (733,306)

TRADING RESULTS
Trading profit (loss):
	Realized	600,746 	(725,595)	137,992		(897,930)
	Net change in unrealized	   (309,454)	     395,705 		   (234,634)	       (692,540)
			291,292	(329,890)	(96,642)		(1,590,470)
Proceeds from Litigation Settlement	           ?      	          6,653	           ?      	          6,653

		  Total Trading Results	    291,292	    (323,237)	     (96,642)		  (1,583,817)

NET INCOME (LOSS)	    198,556	   (498,149)	   (480,326)		  (2,317,123)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	195,206	  (492,024)	(474,870)		(2,289,175)
	General Partner 	3,350	(6,125)	(5,456)	(27,948)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                        	35.47	               (64.85)	(57.77)		(295.91)
	General Partner                                                        	35.47	               (64.85)	(57.77)		(295.91)

The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
(IN LIQUIDATION)
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




                                                                        Units of
                                                                     Partnership	Limited	General
                                                                        Interest      	   Partners   	  Partner  	     Total
		$	$	$

Partners? Capital,
	December 31, 2003                                8,205.927	10,523,160	122,527	10,645,687

Net Loss	?   		(2,289,175)	(27,948)	(2,317,123)

Redemptions                                               (706.364)		    (818,432)	   ?
   (818,432)

Partners? Capital,
	September 30, 2004                               7,499.563		   7,415,553	    94,579
  7,510,132






Partners? Capital,
	December 31, 2004                                7,341.291	 8,217,490	107,096	 8,324,586

Net Loss	?   		(474,870)	(5,456)	(480,326)

Redemptions                                            (2,495.737)		  (2,629,609)	    ?
(2,629,609)

Partners? Capital,
	September 30, 2005                              4,845.554 		    5,113,011	     101,640
5,214,651



The accompanying notes are an integral part of these financial statements.


       <table> DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
(IN LIQUIDATION)
STATEMENTS OF CASH FLOWS
(Unaudited)


,caption>
	    For the Nine Months Ended September 30,

	        2005     	       2004
	        $	       $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(480,326)	(2,317,123)
Noncash item included in net loss:
	Net change in unrealized	234,634	692,540

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(19,614)	27,027
	Interest receivable (Morgan Stanley DW)	(7,368)	(2,176)

Decrease in operating liabilities:
	Accrued management fees	(7,956)	(8,163)
	Accrued administrative expenses	(4,098)	(1,710)

	Accrued incentive fee	    					         ?      	          (102,507)


Net cash used for operating activities	   (284,728)	   (1,712,112)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	   (2,687,397)	     (837,440)

Cash used for financing activities	   (2,687,397)	    (837,440)

Net decrease in cash	(2,972,125)	(2,549,552)

Balance at beginning of period	   7,916,947	   9,551,757

Balance at end of period	   4,944,822	   7,002,205



The accompanying notes are an integral part of these financial statements.




       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
(IN LIQUIDATION)
NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

1.  Organization
Dean Witter Global Perspective Portfolio L.P. is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.
The Partnership terminated trading on September 30, 2005.
Demeter Management Corporation (?Demeter?), the general partner

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
(IN LIQUIDATION)
NOTES TO FINANCIAL STATEMENTS (CONTINUED) of the Partnership will commence dissolution of the Partnership in accordance with the Partnership?s Limited Partnership Agreement, which dissolution is anticipated to be completed on or before December 31, 2005. In connection with the termination of trading on behalf of the Partnership, effective September 30, 2005, Demeter terminated the following management agreements with EMC Capital Management, Inc. and Millburn Ridgefield Corporation (individually, a ?Trading Advisor,? or collectively, the ?Trading Advisors?), the Trading Advisors of the Partnership, pursuant to which the Trading Advisors trade the Partnership?s assets in futures, options, and forward currency markets: (i) the Management Agreement dated as of December 31, 1991, among the Partnership, Demeter, and Millburn Ridgefield Corporation and (ii) the Management Agreement dated as of June 1, 1994, among the Partnership, Demeter, and EMC Capital Management, Inc.
In accordance with the Limited Partnership Agreement, management plans to liquidate the Partnership in an orderly manner, and as a result, changed its basis of accounting from the going concern basis to the liquidation basis whereby assets and liabilities are stated at their estimated settlement amounts and all costs of liquidation have been recognized. The adoption of the liquidation basis of accounting did not have a material effect on the carrying values of assets and liabilities as of September 30, 2005.
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
(IN LIQUIDATION)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The Trading Advisors to the Partnership were EMC Capital Management, Inc. and Millburn Ridgefield Corporation.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW paid the Partnership interest income equal to 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership paid brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership traded futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
(IN LIQUIDATION)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
(IN LIQUIDATION)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

as a financial instrument or other contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
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


The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded 	       Traded   	Total	  Traded 	    Traded
	$	       $	$

Sep. 30, 2005	162,135	55,468	217,603	     Dec. 2005     Dec. 2005
Dec. 31, 2004	407,489	44,748	452,237	     Dec. 2005	     Mar. 2005

       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
(IN LIQUIDATION)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note that all open contracts have an offsetting position.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected on the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $5,106,957
       DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
(IN LIQUIDATION)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

and $8,324,436 at September 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


       Item 2.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose was to trade in futures, forwards, and options, it was expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could have resulted in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Final redemptions and exchanges out of all remaining Partnership units (?Units?) were made in October
2005.

The Partnership will not have any capital resource arrangements following final distribution of capital to the partners in accordance with the Limited Partnership Agreement.
       Off-Balance Sheet Arrangements and Contractual
Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership?s results depended on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally
       accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:
 The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitute the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $342,275 and expenses totaling $143,719, resulting
       in net income of $198,556 for the three months ended
September 30, 2005. The Partnership?s net asset value per Unit increased from $1,040.70 at June 30, 2005 to $1,076.17 (liquidation value) at September 30, 2005.

The most significant trading gains of approximately 7.1% were recorded in the global stock index futures markets, during July, August, and September from long positions in Pacific Rim and European equity index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During August and September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains in September resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Within the energy markets, gains of approximately 5.8% were recorded during July from long
       positions in unleaded gasoline and crude oil as prices surged during the first week of the month on possible oil supply disruptions from Hurricane Dennis approaching the Gulf of Mexico. Prices continued to move higher towards the end of the month after news of several refinery fires in Texas and Louisiana, declining U.S. inventories, and passage by the U.S. Congress of President George Bush?s energy bill. Elsewhere in the energy markets, gains were recorded during July from long positions in natural gas futures as prices increased in tandem with crude oil prices. Further gains were recorded in August from long positions in natural gas, crude oil, and refined oil products as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast, resulting in heavily damaged or destroyed refineries and production facilities. In the agricultural markets, gains of approximately 0.3% were established throughout the quarter from long futures positions in sugar as prices moved higher on consistent news of strong demand and worries of significant damage to the crops of Louisiana and Texas after Hurricanes Katrina and Rita. Smaller gains were recorded from short positions in coffee futures during August and September as prices trended lower amid news of lower global consumption and strong supply. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 8.2% in the global interest rate futures markets from both long and short positions in U.S., European, and Australian fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of
       the U.S. and the European Union, and volatility in energy prices. Additional losses of approximately 1.6% were recorded within the currency markets during August from long U.S. dollar positions against the Swiss franc, euro, and British pound as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders reported by the U.S. Commerce Department, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Additional losses were experienced from short positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar moved higher towards the first half of the month. Further losses in the currency markets were experienced during September from short positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar increased on stronger-than-expected economic data. Also in September, the value of the British pound weakened after news that the British economy experienced its slowest growth in twelve years during the second quarter of 2005 and expectations for further interest rate cuts by the Bank of England, resulting in losses from long positions. Finally, losses were incurred from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar weakened on fears for an economic slow-down in New Zealand during 2006. Smaller losses of approximately 0.7% were recorded in the metals markets, during July, August, and September from positions in silver, gold, aluminum, and lead as prices moved in a choppy manner amid conflicting news regarding supply and demand and volatility in the U.S. dollar.

The Partnership recorded total trading results including interest income totaling $36,371 and expenses totaling $516,697, resulting in a net loss of $480,326 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $1,133.94 at December 31, 2004 to $1,076.17 (liquidation value) at September 30, 2005.

The most significant trading losses of approximately 5.9% were recorded in the currency markets, primarily during January, from short U.S. dollar positions relative to the euro, South African rand, Swiss franc, and Singapore dollar as the value of the U.S. dollar reversed sharply higher in what many analysts described as a ?corrective? move after its decline during the fourth quarter of 2004. This increase in the value of the U.S. dollar was attributed to data released by the U.S. Treasury Department which showed November's investment inflows to the U.S. were ample to cover that month?s record trade deficit. Speculation that the U.S. interest rates were likely to continue to rise, and fears that the revaluation of the Chinese yuan was farther away than expected, also boosted the U.S. dollar. Further losses in the currency markets were experienced in March from long positions in the South African rand, Singapore dollar, and euro relative to the U.S. dollar as the value of the U.S. dollar reversed sharply higher leading up to and after the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds
rate.    Within the third quarter, losses were recorded in August
       from long U.S. dollar positions against the Swiss franc, euro, and British pound as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders reported by the U.S. Commerce Department, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Additional losses were experienced during August from short positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar moved higher towards the first half of the month. Further losses in the currency markets were experienced during September from short positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar increased on stronger-than-expected economic data. Also in September, the value of the British pound weakened after news that the British economy experienced its slowest growth in twelve years during the second quarter of 2005 and expectations for further interest rate cuts by the Bank of England, resulting in losses from long positions. Finally, losses were incurred from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar weakened on fears for an economic slow-down in New Zealand during 2006. Within the metals markets, losses of approximately 4.2% were recorded during January, April, May, and June from positions in gold, silver, zinc, and lead as both precious and base metals prices moved without consistent direction amid volatility in the value of the U.S. dollar and conflicting news regarding demand from China. Further losses were experienced throughout the third quarter from positions in these same markets, as prices moved in a choppy pattern due to the aforementioned reasons. Additional losses of approximately 2.3% were recorded in the global interest rate futures markets during February, July, August, and September from both long and short positions in U.S. and Australian fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Finally, losses of approximately 1.4% were recorded in the agricultural markets from positions in corn, cotton, and cocoa as prices moved in a trendless manner throughout a majority of the year on supply and demand related concerns. A portion of these losses for the first nine months of the year was offset by gains of approximately 5.1% recorded in the energy markets during February, May, and June from long futures positions in natural gas, unleaded gasoline, and heating oil as prices trended higher amid news of increased demand from China and fears of terror attacks against production facilities in the Middle East. Then in July, gains were recorded from long positions in unleaded gasoline, gas oil, and natural gas as prices surged during the first week of the month on possible supply disruptions from Hurricane Dennis. Prices continued to move higher towards the end of the month after news of several refinery fires in Texas and Louisiana, declining U.S. inventories, and passage by the U.S. Congress of President Bush?s energy bill. Finally in August, further gains were recorded from long positions in natural gas as prices increased sharply throughout the month on
       supply and demand concerns.  After Hurricane Katrina
struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged or even possibly destroyed production facilities. Additional gains of approximately 3.2% were experienced in the global stock index futures markets during February from long positions in European and Japanese equity index futures as equity prices moved higher early in the month amid the elections in Iraq and lower-than-expected unemployment data out of the U.S. Equity prices in Japan were also pressured higher when positive data painted a brighter picture of the Far East Region?s economy. In June, further gains were recorded from long positions in European equity index futures as prices rallied on the perception that weakness in the euro could stimulate the European economy by making exports more attractive to foreign buyers. Prices were also bolstered by strong economic data out of the U.S. and news of a trade deal between the European Union and China that would avoid tariffs and manage the growth of Chinese textile imports to Europe through the end of 2008. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy. Strong corporate earnings out of the European Union and the U.S. also resulted in optimistic investor sentiment and pushed prices higher. During August and September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui,
       who said that the Japanese economy was in the process of emerging from a soft patch. Additional sector gains in September resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $(299,390) and expenses totaling $198,759, resulting in a net loss of $498,149 for the three months ended
September 30, 2004. The Partnership?s net asset value per Unit decreased from $1,066.26 at June 30, 2004 to $1,001.41 at
September 30, 2004.


The most significant trading losses of approximately 4.7% were recorded in the currency markets during July from long positions in the euro and Japanese yen versus the U.S. dollar as the value of the U.S. dollar strengthened amid the release of positive economic data regarding consumer confidence and upbeat testimony on the U.S. economy by U.S. Federal Reserve Chairman Alan Greenspan. Short-term volatility in the euro was responsible for losses during August as the value of the euro experienced ?whipsawing? due to conflicting economic data and surging energy prices throughout a majority of the month. During September, long positions in the Japanese yen against the U.S. dollar resulted in further losses as the value of the yen declined amid surprisingly low second quarter growth in Japan, weakness in the equity markets, and the repatriation of funds by Japanese exporters. Elsewhere in the currency markets, smaller losses were incurred throughout the quarter from positions in the Australian dollar relative to the U.S. dollar as the value of the Australian dollar moved without consistent direction due to volatility in gold prices, geopolitical concerns regarding terror warnings in the Pacific Rim, and the decision by the Reserve Bank of Australia to raise interest rates.
Additional losses of approximately 2.8% were incurred in the global stock index markets during July from long positions in Japanese, U.S., and European equity index futures as prices moved lower early in the month due to the release of disappointing U.S. employment data, higher energy prices, and geopolitical concerns.
 Further losses were recorded from newly established short positions in U.S. and European equity index futures towards the end of July as prices reversed higher due to a better-than-expected consumer confidence report and strong earnings data. During September, losses were incurred from long positions in Japanese and European equity index futures as rising energy prices, conflicting economic data, and weak corporate earnings data pulled prices lower. Smaller losses resulted from short positions in Nasdaq 100 Index futures in the first half of the month as prices drifted higher after better-than-expected earnings. Within the global interest rate futures markets, losses of approximately 1.0% were experienced, primarily during July and September, from long positions in Australian and European interest rate futures as prices reversed lower towards the end of July and early September due to the U.S. Federal Reserve Chairman Alan Greenspan?s upbeat assessment of the U.S. economy and the release of strong economic data relating to U.S. consumer confidence, manufacturing, and job growth. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.4% recorded in the energy markets, primarily during July and September, from long positions in heating oil, crude oil, and gas oil as prices strengthened due to continuing fears about potential terrorist attacks against the production and refining facilities in Saudi Arabia and Iraq, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. In the metals markets, gains of approximately 0.4% were generated, primarily during September, from long positions in silver as precious metals prices moved higher later in the month on geopolitical concerns. Elsewhere in the metals markets, gains were recorded from long positions in copper futures as prices moved higher on continued demand from China and lower-than-expected inventories. Smaller gains of approximately 0.3% were recorded in the agricultural markets, primarily during July and September, from short futures positions in corn as prices trended lower due to ideal weather conditions in the U.S. Midwest growing regions, reports of increased inventories by the U.S. Department of Agriculture, and weak export demand.
       The Partnership recorded total trading results including interest income totaling $(1,519,739) and expenses totaling $797,384, resulting in a net loss of $2,317,123 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $1,297.32 at December 31, 2003 to $1,001.41 at September 30, 2004.

The most significant trading losses of approximately 11.3% were experienced in the currency markets from positions in the
Japanese yen versus the U.S. dollar.  These losses were
experienced throughout the year from both long and short
positions in the yen relative to the U.S. dollar and the euro as the value of the yen experienced significant price volatility due to conflicting economic data regarding a Japanese economic
recovery, uncertainty regarding currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and speculation regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar, primarily during the first and second quarters, as the value of the Singapore dollar experienced significant
?whipsawing? in tandem with the Japanese yen. Elsewhere in the currency markets, losses were experienced in the Korean won and the Mexican peso against the U.S. dollar as the value of these currencies also moved without consistent direction throughout the first and second quarters. Smaller losses were recorded from positions in the euro and Czech koruna versus the U.S. dollar,
       primarily during the first quarter, as well as in July and
August, as the value of these currencies also moved in a
trendless pattern due to conflicting economic data and volatility in oil prices. Within the global stock index markets, losses of approximately 9.2% were incurred throughout the year from positions in European, U.S., and Pacific Rim equity index futures as prices moved erratically due to the aforementioned reasons regarding conflicting economic data and volatility in oil prices, as well as, continuing difficulties in Iraq, fears of global terrorism, and uncertainty regarding the direction of global interest rates. Additional losses of approximately 7.1% were experienced in the global interest rate markets, from positions in Australian and European interest rate futures as prices moved without consistent direction amid uncertainty regarding interest rate policy, conflicting economic data, and significant
geopolitical uncertainties that affected the currency and global equity markets. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 2.4% in the energy markets. During February,
April, May, July, and September, long positions in unleaded
gasoline and crude oil futures profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major
disruptions in oil production in the Gulf of Mexico due to
Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 1.8% were generated in the agricultural
       markets during the first quarter from long futures
positions in soybean and its related products as growing U.S.
exports and heightened demand from Asia pushed prices higher. Elsewhere in the agricultural complex, gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices trended lower amid rising supplies and news of a consistent decline in demand from China.
       Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK
Introduction


The Partnership is a commodity pool that was engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership were acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets were at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments was inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involved varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it was influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.

Limited partners will not be liable for losses exceeding the final net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounted for open positions on the basis of mark to market accounting principles. Any losses in the market value of the Partnership?s open positions were directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma
       approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004.
       The Partnership?s VaR at September 30, 2005 was zero for all market categories because its open positions have been
offset.   At September 30, 2005 and 2004, the Partnership?s total
capitalization was approximately $5 and $8 million, respectively.

Primary Market	September 30, 2005	September 30, 2004
Risk Category	Value at Risk	Value at Risk

Equity	                             -                  (1.23)%
Interest Rate                      -                  (1.86)
Currency	                           -                  (1.05)
Commodity                        	  -                  (0.94)
Aggregate Value at Risk   	         -                  (3.00)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all of the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership was the speculative trading of futures, forwards, and options, the composition of its trading portfolio could have changed significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.


Primary Market Risk Category       High       Low      Average
Equity	(3.01)%	      -	(1.54)%
Interest Rate	(2.08)	       -	(1.12)
Currency	(1.38)	       -	(0.86)
Commodity	(1.08)	       -	(0.62)
Aggregate Value at Risk	           (3.08)%	      -	(2.08)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, gave no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.
 VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There could have been no assurance that the Partnership?s actual losses on a particular day would not exceed the VaR amounts indicated above or that such losses would not have occurred more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

At September 30, 2005, there was no trading risk exposures to the Partnership.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in euros, Hong Kong dollars, Japanese yen, British pounds, South African rand, and Australian dollars. The Partnership controls the
       non-trading risk of foreign currency balances by
regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempted to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

  (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Effective September 30, 2005, Demeter terminated all trading on behalf of the Partnership. In connection with the termination of trading on behalf of the Partnership, effective September 30, 2005, Demeter terminated the following management agreements with the Trading Advisors of the Partnership, pursuant to which the Trading Advisors trade the Partnership?s assets in futures, options, and forward currency markets: (i) the Management
Agreement dated as of December 31, 1991, among the Partnership, Demeter, and Millburn Ridgefield Corporation and (ii) the Management Agreement dated as of June 1, 1994, among the Partnership, Demeter, and EMC Capital Management, Inc. (collectively, the ?Management Agreements?). There are no penalties that have been incurred by any of the parties as a result of the termination of the Management Agreements.

In connection with the termination of trading on behalf of the Partnership, Demeter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement dated as of November 7, 1991.











       Subsequent Event

In November 2005, the Partnership received an additional settlement award payment from the Sumitomo Copper Litigation Settlement Administrator in the amount of $5,694. Any amounts received are accounted for in the period received for the benefit of the limited partners at the date of the receipt. The Partnership expects to distribute this award payment to the limited partners in December 2005.


Item 6.  EXHIBITS

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




                      Dean Witter Global Perspective Portfolio L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2005     By:/s/Kevin Perry
                            Kevin Perry
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.


























DEAN WITTER GLOBAL PERSPECTIVE PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

? 10 ?